Form 10-K
period 2021-12-31
Emmaus Life Sciences, Inc.
filed 2022-03-31
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Title of class
Common stock, par value $0.001 per share
Warrants to purchase common stock

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

The aggregate market value of shares of common stock held by non‑affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $49,132,089 based upon the closing price of the common stock as reported on the OTC Pink.

There were 49,311,864 shares of common stock outstanding as of March 15, 2022.

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

The market exclusivity for Endari® for sickle cell disease (“SCD”) in the U.S. is limited and Endari® will have no market exclusivity in the United Arab Emirates, where it was recently approved for marketing, or other countries in the Middle East North Africa (MENA) region where applications for marketing approval are pending, which lack of exclusivity could adversely affect the commercial success of Endari®.

A variety of risks associated with marketing Endari® internationally could hurt our business.

We expect to rely on third parties to conduct future clinical trials of our product candidates and those third parties may not perform satisfactorily, including failing to meet deadlines for the conduct of such trials.

The use of any of our product candidates in clinical trials and in the market may expose us to liability claims.

We will need to increase the size and complexity of our organization in the future, and we may experience difficulties in hiring qualified personnel and executing our growth strategy.

Historical material weaknesses in our internal controls over financial reporting have not been fully remediated.

Our business may be adversely impacted by the consequences of Russia's invasion of Ukraine.

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

We may not be able to receive regulatory approvals for our prescription grade L-glutamine treatment for diverticulosis or other indications, which would adversely affect our prospects.

The development process to obtain regulatory approval for new drug therapies is very costly and time consuming and if we cannot complete our clinical trials in a cost-effective manner, our operations may be adversely affected.

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

If EJ Holdings fails to reactivate its plant and obtain customers, it may not be able to sell its plant and property if necessary and we may lose our investment.

EJ Holdings is subject to risks inherent in a new business and may not be successful.

Risks Related to Our Securities

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

Stockholders may experience future dilution from future equity offerings.

Our common stock is not traded on a national securities exchange, which may adversely affect our ability to raise needed financing.

We may effect a reverse stock split of our common stock, but it may not result in the intended benefits.

PART I

ITEM 1.	BUSINESS

In this Annual Report, the terms, “we,” “us,” “our” or the “Company” refer to Emmaus Life Sciences, Inc., and its subsidiaries.

Overview

Endari®

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. Our lead product, Endari® (prescription grade L-glutamine oral powder) is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”) in adult and pediatric patients five years of age and older. Endari® has received Orphan Drug designation from the FDA and Orphan Medicinal designation from the European Commission, which designations afford marketing exclusivity for Endari® for a seven-year period in the U.S. and ten-year period in the European Union, respectively, following marketing approval.

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

 Product Pipeline

The following table summarizes our product pipeline:

Diverticulosis

On July 4, 2018, the FDA acknowledged receipt of our investigational new drug application, or IND, for the treatment of diverticulosis using the same prescription grade L-glutamine oral powder (“PGLG”) used in Endari®. We subsequently received a “Study May Proceed” letter from the FDA. In April 2019, we commenced a Pilot/Phase 1 study of the safety and efficacy of PGLG oral powder in diverticulosis. The study will evaluate the change in the number and size of colonic diverticula and assess safety in a total of up to 10 to 15 patients at multiple study sites. The COVID-19 pandemic interrupted the progress of clinical trials in the pharmaceutical industry, in general, and our Pilot/Phase I study was temporarily interrupted. On August 5, 2020, we announced preliminary top-line data for two patients who had most recently completed the first six months of the scheduled twelve months of treatment in the pilot study of diverticulosis. In each of these patients, the investigator noted the appearance of healthier mucosa with pinkish coloration compared to the baseline. Subsequently, we have collected data on 2 more patients who completed the first 6 months of treatment. There were 100% and 50% disappearance of diverticula in their sigmoid colon in each of these subjects respectively. Unlike earlier patients, these patients were monitored with video capture support, instead of still photo monitoring. There were no safety concerns reported by the patients.

Based upon the data from the initial study, in July 2021 a sub-study was initiated by an amendment to the original IND protocol. The purpose of the sub-study rationale is to standardize data collection and recording using video capture to support the accurate assessment of any changes in the sigmoid colon, the most frequent site for diverticulosis, as well as diverticulitis, a more severe manifestation of diverticulosis. The sub-study objective is to provide additional safety and efficacy data to support further clinical development. The sub-study colonoscopy procedures will be assessed by a central medical monitor in addition to the treating investigator. For the sub-study, at least five patients will be administered oral L-glutamine 15g BID over six months. Patient enrollment was completed in December 2021.

Oncology Project

On October 7, 2021, we entered into a License Agreement with Kainos Medicine, Inc., a South Korean corporation (“Kainos”), under which Kainos has granted us an exclusive license in the territory encompassing the U.S., the U.K. and the EU to patent rights, know-how and other intellectual property relating to Kainos’s novel IRAK4 inhibitor, referred to as KM10544, for the treatment of cancers, including leukemia, lymphoma, and solid tumor cancers. Based upon the positive pre-clinical results, we intend to conduct further testing in vivo to evaluate KM10544’s toxicity and efficacy against targeted cancers, including acute myeloid leukemia and Waldenstrom Macroglobulinemia.

Chondrocyte Cell Sheet Technology

We have developed chondrocyte and osteoblast “cell sheets” using human mesenchymal stem cells and are conducting pre-clinical studies to assess the potential of the cell sheets to articular cartilage injury, osteoarthritis and other cartilage-related conditions and bone diseases such as osteoarthritis, nonunion and Paget’s disease. A cell sheet is a composite of cells grown and harvested in an intact sheet, rather than as individual cells, and can be used for tissue transplantation or to engineer complex multilayer cell sheets composed of different types of cells. Cell sheets offer several potential advantages over existing treatment options, including reduced chemical toxins needed during cell sheet generation, easier and more convenient cell coverage of the injured tissue, and allogeneic (i.e., use of stem cells from one individual in another individual) transplantation.

Cultured Autologous Oral Mucosal Epithelial Cell Sheets (CAOMECS)

An Emmaus-led team at The Lundquist Institute, or TLI, an independent non-profit biomedical research organization academically affiliated with the David Geffen School of Medicine at University of California, at Los Angeles that works in partnership with Harbor-UCLA Medical Center, is conducting pre-clinical studies of Cultured Autologous Oral Mucosal Epithelial Cell Sheet, or CAOMECS technology. Our lead CAOMECS program is for the treatment of corneal diseases.

Device Measuring Cell Sheets Transparency

We also have developed a device for measuring the thickness and maturity of biological cell cultures for harvesting of cell sheets, as well as the number and transparency of cells present in one or more cell sheets of the biological cell cultures. This device is a potentially essential tool for quality control in the growing field of cell sheet translational medicine. The potential application of this device includes assessment of the transparency of donor’s cornea before transplantation. Currently, there is no objective method to assess the donor’s cornea transparency to understand compatibility with a healthy cornea one. We have filed a patent application in the U.S. for this technology and are in the process of improving the device. We may seek a potential partner to develop or commercialize the device.

Summary of Pipelines Products

The development of our potential anti-cancer treatments, cell sheet technologies including chondrocyte cell sheets for treating bone related conditions and CAOMECS for treating corneal and other diseases are in the early stages.

Recent Highlights

In March 2022, we received approval for marketing of Endari to treat SCD from the United Arab Emirates (U.A.E.) Ministry of Health.

In December 2021, we announced that data on Endari had been accepted for a poster presentation at the 63rd American Society of Hematology Annual Meeting and Exhibition.

In November 2021, we entered into an agreement with Asembia to provide expanded patient support services and announced a partnership with UpScript IP Holdings, LLC to provide telehealth solutions to SCD patients.

In October 2021, we entered into an exclusive license agreement with Kainos under which we acquired patent rights and other intellectual property to Kainos’ novel IRAK4 inhibitor in the U.S., the U.K. and the EU and announced the submission of an Application for Marketing Authorization for Endari in the United Arab Emirates.

In August 2021, we announced that Texas added Endari to its latest preferred drug list and that the National Health Regulatory Authority of the Kingdom of Bahrain approved a Temporary License for Importation of Pharmaceutical Product for Endari®.

In July 2021, we submitted an Endari Marketing Authorization Application in Kuwait

In May 2021, we submitted a Marketing Authorization Application for Endari® to the Saudi Food & Drug Authority.

In March 2021, we entered into an agreement with Kainos Medicine, Inc. ("Kainos") to lead the preclinical development of Kainos' patented IRAK4 inhibitor (KM10544) as an anti-cancer drug and further advance the research and development activity underway at Kainos.

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

SCD is characterized by the production of an altered form of hemoglobin which polymerizes and becomes fibrous, causing the red blood cells of patients with SCD to become sickle‑shaped, inflexible and adhesive rather than round, smooth and flexible. These changes also lead to increased oxidant stress and much damage to the membrane of red blood cells. It also causes increased adhesiveness of red blood cells. The complications associated with SCD occur when these inflexible and sticky cells block, or occlude, small blood vessels, which can then cause severe and chronic pain throughout the body due to insufficient oxygen being delivered to tissue, or ischemia, and inflammation. According to an article in Annals of Internal Medicine, “In the Clinic: Sickle Cell Disease” by M.H. Steinberg (September 2011), which we refer to as the Steinberg Article, this leads to long‑term organ damage, diminished exercise tolerance, increased risk of stroke and infection and decreased lifespan.

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

According to the Steinberg Article referred to above, acute chest syndrome affects more than half of all patients with SCD and is a common reason for hospitalization. Other symptoms and complications of SCD include swelling of the hands and feet, infections, pneumonia, vision loss, leg ulcers, gall stones and stroke.

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

Treatment of sickle cell crises is burdensome and expensive for patients and payors, as it encompasses costs for hospitalization, urgent care and emergency room visits and prescription pain medication. Endari® enhances nicotinamide adenine dinucleotide (“NAD”) synthesis to reduce excessive oxidative stress in sickle red blood cells, which is the cause of much of the damage leading to characteristic symptoms of SCD. We believe that Endari®, when taken daily, will decrease the incidence of sickle cell crisis by restoring the flexibility, fluidity and function of red blood cells in patients with SCD. We believe that regular use of Endari® also will reduce the number of costly hospitalizations of patients with SCD, as well as unexpected urgent care and emergency room visits.

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

Two new treatments for sickle cell disease were approved by the FDA at the end of 2019. Crizanlizumab, marketed under the brand name of Adakveo® by Novartis AG, is a humanized monoclonal antibody that binds to P-selectin. It is approved by the FDA to reduce the frequency of vaso-occlusive crises in adults and pediatric patients aged 16 years and older with SCD. It is administered intravenously in two loading doses two weeks apart and every four weeks thereafter. Voxelotor, marketed under the brand name of Oxbryta™ by Global Blood Therapeutics, Inc., is an HbS polymerization inhibitor that reversibly binds to hemoglobin to stabilize the oxygenated hemoglobin state, thus shifting the oxyhemoglobin dissociation curve. Voxelotor is approved by the FDA for the treatment of SCD in adults and pediatric patients 12 years of age and older. In December 2021, the FDA granted accelerated approval for Oxbryta to treat SCD in pediatric patients aged 4 to less than 12 years.

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

Commercialization and Distribution

United States

Our in-house commercial team encompasses marketing, market access, patient support, and distribution support personnel. The sales team consists of sales representatives, sales management, and a National Sales Director. In February 2019 we established a Commercial Patient Assistance Program (C- PAP) to provide financial assistance to eligible patients who are unable to afford their monthly co-payments for Endari®. On December 8, 2020, we announced the launch of the Endari® Patient Support Program to provide eligible patients access to Endari® where appropriate.

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

Our two largest distributors, ASD Healthcare LLC and McKesson Plasma and Biologics LLC, each account for more than 20% of units sold for the year ended December 31, 2021. On a combined basis, these distributors accounted for approximately 79% of our units sold in 2021.

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

We tentatively plan to convert and update our MAA or our FDA New Drug Application, or NDA, for both the UK national submission and for either a centralized procedure in the EU or separate national submissions in the EU. With Brexit in place, we will assess our overall data package and determine strategies for engagement with the U.K.’s Medicines and Healthcare Products Regulatory Agency, or MHRA, to determine the need for a pre-submission meeting for Xyndari™ in the U.K. We expect to provide an update in the second half of 2022 on our plans in this regard.

On November 10, 2020, we announced the submission of a temporary license application for Endari® to the National Health Regulatory Authority in the Kingdom of Bahrain as a prerequisite for marketing authorization there. The temporary license was approved on August 12, 2021, which allows Endari® to be prescribed in the Kingdom pending marketing authorization. During 2021, we submitted marketing authorization applications in the Kingdom of Saudi Arabia, Kuwait, and the United Arab Emirates. In August 2021, the National Health Regulatory Authority of the Kingdom of Bahrain approved a Temporary License for Importation of Pharmaceutical Product for Endari®.

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

We are party to a distributor agreement with Telcon RF Pharmaceutical, Inc., or Telcon pursuant to which we granted Telcon exclusive rights to our PGLG oral powder for the treatment of diverticulosis in South Korea, Japan and China. The agreement contemplates that Telcon will be responsible at its expense for obtaining marketing authorization assuming FDA approval is obtained and for all other commercial activities in the territories. In exchange for the exclusive rights, Telcon paid us a $10 million upfront fee, which is refundable in the event of termination of the distributor agreement for failure to obtain FDA approval. See the “Raw Materials and Manufacturing,” below, for more information on our arrangements with Telcon.

Oncology Project

On October 7th, 2021, we licensed a small molecule (KM10544) targeting IRAK4 signaling pathway to treat leukemia and lymphomas. Leukemia is a cancer of blood-forming tissue causing high variation of its manifestation and therefore requiring many different treatment options. While there has been increase in survival rate by seven years from treatment of younger patient population (i.e., less than 60 years) since 1970, the survival rate has increased only one year for patients older than 60 years. Waldenstrom macroglobulinemia (WM) is a rare blood cancer that accounts for 1% to 2% of all hematological malignancies. In the U.S., around 1000 to 5000 new cases are detected each year. Many of the WM patients are asymptomatic making it difficult to detect and treat WM in its early stages.

We are conducting pre-clinical studies to assess KM10544’s efficacy in two cancer cell lines, acute myeloid leukemia and Waldenstrom macroglobulinemia. In in vitro studies, KM10544 suppressed the proliferation and also induced apoptosis (cell death) in both cancer cell lines. Further, in vitro studies indicated that KM-10544 had minimal toxic effects on healthy human cell lines, including human dermal fibroblasts and human adipose stromal cells. We plan to undertake further in vivo testing to evaluate its toxicity and efficacy against acute myeloid leukemia and WM.

Cultured Autologous Oral Mucosal Epithelial Cell Sheets (CAOMECS)

An Emmaus-led team at The Lundquist Institute (Torrance, CA, USA), or TLI, and non-profit biomedical research organization academically affiliated with the David Geffen School of Medicine at University of California, at Los Angeles that works in partnership with Harbor-UCLA Medical Center, is conducting a pre-clinical study of Cultured Autologous Oral Mucosal Epithelial Cell Sheet, or CAOMECS, technology. A cell sheet is a composite of cells grown and harvested in an intact sheet, rather than as individual cells. These cell sheets can be used for tissue transplantation or to engineer complex multilayer cell sheets composed of different types of cells. These cell sheets are engineered using specialized media not containing any animal products. Using a patient’s own oral mucosal epithelial cells, we are working toward being able to grow and harvest a cell sheet for directly transplanting onto the cornea of the patient’s affected eye to repair the damaged cornea. The development of CAOMECS for treating corneal and other diseases, including limbal stem cell deficiency, has been successful in animal studies. (Please as Fawzia for publication reference)

Chondrocyte Cell Sheet Technology

We have developed human cartilage and bone multilayer cell sheets using human adult mesenchymal stem cells and are conducting preclinical studies to assess the restorative properties of these cell sheets. Cartilage cell sheet have the potential to treat diseases such as articular cartilage injury and osteoarthritis. Bone cell sheets are potentially useful in treating diseases such as osteoarthritis, nonunion and Paget’s disease. This cell sheet technology offers several potential advantages over the existing treatment options. The harvesting does not require any special treatment, such as the use of enzymes which could be harmful to the treated cells and patients. Current treatments options involve the injection of individual cells to the damaged area, which requires identification of precise injection location and multiple injections due to rapid cells death. In contrast, cell sheet technology allows wider coverage of needed cells to the damaged cartilage and higher cell survival due to the cell sheet structure.

Unlike existing cell therapies, our cell sheets can be produced from stem cells from one patient for use on other patients, referred to as allogeneic transplantation, thereby decreasing the risk of immune rejection. We believe these advantages may also lead to lower-cost and more efficient production.

This technology is supported by the US patent application No.: 63/360,710, filed on October 21, 2021, entitled “Engineering of Different Stratified Cell Sheets Using Human Adipose Stromal Cells,” filed on October 21, 2021.

Device Measuring Cell Sheets Transparency

We have developed a device for quality control in the cell-sheet manufacturing process. This device measures the thickness of the biological cell culture, maturity of the biological cell culture for harvesting the biological cell culture purposes, number of cells present in one or more cell sheets of the biological cell culture, and transparency of biological cell culture. The application of this device extends to ophthalmology to assess the transparency of donor’s cornea before transplantation. Currently there is no objective method to assess the donor’ cornea to understand readiness or compatibility.

This technology is supported by the PCT patent application No. PCT/US2022/011267, entitled “System and Method of Evaluating Cell Culture,” filed on January 5, 2022.

Research and Development

We incurred $4.1 million and $2.4 million of research and development expenses in 2021 and 2020, respectively. The increase primarily related to the acquisition of KM10544 from Kainos, our Pilot/Phase 1 diverticulosis study, and preclinical stage activities involving our chondrocyte cell sheet technology, CAOMECS, and device technology to support cell-sheet research.

Raw Materials and Manufacturing

Our Endari® SCD treatment uses prescription grade L‑glutamine (“PGLG”), which differs from non‑prescription grade L‑glutamine widely available as a nutritional supplement. PGLG is differentiated from ordinary L-glutamine by several factors, including the presence of a Drug Master File, oversight of purity and manufacturing at FDA inspected facilities, and stringent stability tested packaging. There are limited suppliers of PGLG, and we currently obtain substantially all our PGLG, directly or indirectly, from Ajinomoto Health and Nutrition North America, Inc. (“Ajinomoto”), a subsidiary of Ajinomoto North American Holdings, Inc.

Ajinomoto provided PGLG to us free of charge for our clinical trials of Endari®, including our Phase 3 trial. In return, we agreed to purchase from Ajinomoto substantially all our commercial needs for PGLG, subject to certain exceptions; however, we have no written long-term supply agreement with Ajinomoto.

On June 16, 2017, we entered into an API supply agreement with Telcon (formerly, Telcon, Inc.), a South Korea-based company, pursuant to which Telcon paid us approximately ₩36.0 billion KRW (approximately $31.8 million) in consideration of the right to supply 25% of our requirements for bulk containers of PGLG for a 15-year term. The amount was recorded as a deferred trade discount. The API supply agreement provides for target annual revenue of more than $5,000,000 and annual “profit” (i.e., sales margin) to Telcon of at least $2,500,000 commencing in 2018. On July 12, 2017, we entered into a raw material supply agreement with Telcon which revised certain terms of the API supply agreement, which we refer to as the “revised API agreement.” The revised API agreement is effective for a term of five years and will renew automatically for 10 successive one-year renewal periods, except as either party may determine. In the revised API agreement, we have agreed to purchase a cumulative total of $47.0 million of PGLG over the term of the agreement. In September 2018, we entered into an agreement with Ajinomoto and Telcon to facilitate Telcon’s purchase of PGLG from Ajinomoto for resale to us under the revised API agreement. The PGLG raw material purchased from Telcon is recorded in inventory at net realizable value and the excess purchase price is recorded against deferred trade discount.

Our obligations under the agreements with Telcon are secured by a pledge of a convertible bond of Telcon purchased by us under a Convertible Bond Purchase Agreement dated September 28, 2020. See Note 11 and Note 14 of the Notes to Consolidated Financial Statements in this Annual Report for more information regarding our obligations under the various agreements with Telcon.

In December 2019, EJ Holdings, Inc., or EJ Holdings a Japanese corporation which is 40% owned by us, purchased from Kyowa Hakko Bio Co. Ltd., or Kyowa, a subsidiary of Kyowa Hakko Kirin Co., Ltd., Kyowa’s phased-out facility in Ube, Japan, for the manufacture of L-glutamine and other amino acids. EJ Holdings is engaged in phasing in the plant, including obtaining FDA and other regulatory approvals for the manufacture of PGLG in accordance with current Good Manufacturing Practices (“cGMP”). Once the plant is active, we expect to enter into a long-term agreement with EJ Holdings for the supply of PGLG. We currently anticipate that test production will commence later in 2022 with regulatory approval expected in 2023. EJ Holdings has had no revenues since its inception, has depended on loans from us to acquire the Ube plant and fund its operations and will continue to be dependent on loans from us or other financing unless and until its plant is activated and it can secure customers, including us, for its products. As of December 31, 2021, we had loaned EJ Holdings a total of $22.6 million. In addition to loans from us, EJ Holdings may require substantial financing in order bring the Ube plant online. EJ Holdings has no commitments or understandings regarding any additional financing. Under the asset purchase agreement pursuant to which EJ Holdings purchased the Ube plant, Kyowa has the right to repurchase the plant at the purchase price of $10.4 million plus certain taxes paid by EJ Holdings if the plant does not become operational within a reasonable period (not to exceed five years).

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

Endari® and any other commercial products we develop must be manufactured and packaged by facilities that meet FDA requirements for cGMP. We believe that Ajinomoto and Packaging Coordinators, Inc., or PCI, of Rockville, Illinois, which packages Endari®, meet FDA cGMP for manufacture and packaging of Endari®. Previous compliance with cGMP; however, does not guarantee future compliance. We have no long-term agreement with Ajinomoto or PCI. We may seek to enter into long-term supply agreements in the future and to establish one or more arrangements with alternative suppliers, including EJ Holdings.

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

Sickle Cell Disease

Endari® is approved as a therapy to reduce the acute complications of SCD in adult and pediatric patients 5 years of age and older. The other drugs which are indicated to treat sickle cell disease are hydroxyurea (marketed as DROXIA or Hydrea by Bristol-Myers Squibb Company and available in generic form), which is approved to reduce the frequency of painful crises and need for blood transfusions in patients with sickle cell anemia for the treatment of adults with SCD; Voxelotor (marketed as Oxbryta™ by Global Blood Therapeutics, Inc.) tablets for the treatment of SCD in adults and children 4 years of age and older; and crizanlizumab (marketed as Adakveo® by Novartis International AG) intravenous infusion approved to reduce the frequency of VOCs in adult and pediatric patients ages 16 years and older with SCD. Several companies are also developing product candidates for chronic treatment in SCD. GBT and several other companies are in clinical trials to investigate new treatments for SCD.

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

Endari® also competes with non-prescription grade L-glutamine, which is widely available as a dietary supplement at substantially lower prices than Endari®. Dietary supplements may be marketed without FDA approval, are generally not reimbursed by payors and are not subject to the rigorous quality control standards required by regulatory authorities for prescription drug products. Also, unlike prescription drugs, manufacturers of dietary supplements may not make claims that the supplements will cure, mitigate, treat or prevent disease, and we are not aware of any reports in peer-reviewed literature regarding the effectiveness of non-prescription grade L-glutamine supplements in treating SCD in controlled clinical trials.

Diverticulosis

There is no currently FDA-approved treatment for diverticulosis.

Oncology Treatment

IRAK4 is a popular targeted pathway of inflammatory diseases, including cancers. In our pre-clinical studies, Kainos’s novel IRAK 4 inhibitor, referred to as KM10544, has shown promising signs of efficacy against FLT-3 positive leukima cell lines and other hematological malignancy cell lines.

Chondrocyte Cell Sheet Technology

Currently, no cell therapy to treat damaged cartilage or bone has been approved by the FDA, and according to available data from clinicaltrial.gov, there is only one clinical trial of the efficacy of cartilage cell sheets, engineered with autologous peripheral blood mesenchymal stem cell, to treat Degree IV Local Cartilage Injury of Knee Joint (Peking University Third Hospital, China).

The development of cell sheets using mesenchymal stem cells (e.g adipose stromal cells), may lead to new treatments of patients. In addition, the cell sheets were engineered using animal-free culture media and have the potential for allogeneic transplantation. Our cell sheet therapy also makes possible to layer different types of cell sheets by harvesting the cell sheet without the use of harmful enzymes (trypsin or dispase) that may damage the cell‑based therapy and potentially to construct in vitro stratified tissue equivalents by alternately layering different types of harvested cell sheets to provide regenerated tissue architectures, resembling human tissues. For example, cartilage cell sheets can be layered on the top of a bone cell sheet before transplantation. This technique holds promise for the study of cell‑cell communications and angiogenesis in reconstructed, three‑dimensional environments, as well as for tissues engineering with complex, multicellular architectures and drug-screening.

Cultured Autologous Oral Mucosal Epithelial Cell Sheets (CAOMECS)

Currently, the treatment of limbal stem cell deficiency (“LSCD”) patients varies based on the severity of the LSCD. Treatment may include the use of non-invasive procedures such as autologous serum drops, therapeutic scleral lens and corneal scraping to more invasive surgical procedures such as limbal stem cells or oral mucosal stem cells graft. The source of the transplanted tissue can be from cells from the patient’s healthy eye, matched living donors or cadavers. Transplantation with cells other than from the patient’s own tissue can cause serious complications, including rejection of transplanted tissue. Using oral mucosal epithelial cells (“OMEC”) of the LSCD patients lessens these risks. Specifically, the use of OMEC eliminates the risk of graft rejection, permits treatment of bilateral LSCD patients and allows engineered corneal epithelial cell sheets to be transplanted on LSCD patients’ corneas.

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

The use of OMEC is a promising alternative for treat LSCD. For example, the Chang Gung Memorial Hospital South Korea and CliPS Co., Ltd (South Korea) are conducting a phase 1, the He Eye Hospital China, The Hospices Civils de Lyon (France), and the Adisak Wongkajornsilp, Siriraj Hospital in Thailand are conducting phase 2 clinical trials using the OMEC. While many research institutions as are conducting such trials, we are not aware of published results of these studies.

Our OMEC-based regenerative medicine technology eliminates risks associated with donor-dependent transplantation as it is an autologous technology developed by using the patient own cells. OMEC-based regenerative medicine technology has shown promising results in pilot studies (animal serum dependent) done by other groups in Japan and Europe. Our innovative technology utilizes cell sheet therapy was developed in xeno-free cell culture conditions that allow harvesting cell sheets that retain intact basal membranes and extracellular matrix (fibronectin, laminin, collagen type IV), reducing the inherent risks of suturing during transplantation.

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

The Orphan Drug designation for Endari will expire July 7, 2024, after which date Endari may face competition from generic PGLC products. In the meantime, we may pursue improvements and reformulations of Endari to seek preserve our intellectual property rights in Endari following the expiration of its Orphan Drug designation.

Orphan Medicinal status in the EU has similar benefits, including a ten-year marketing exclusivity period following marketing authorization in the EU.

There is no designation available in the U.A.E. or other countries in the MENA region similar to Orphan Drug or Orphan Medicinal designations, so we will not be entitled to marketing exclusivity in the region for Endari® in the U.A.E. or other countries in the region where we may obtain marketing authorization.

505(b)(2) Applications. Under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), a person may submit an NDA for which one or more of the clinical studies relied upon by the applicant for approval were not conducted by or for the applicant and for which the applicant does not have a right of reference or use from the person by or for whom the clinical studies were conducted. Instead, a 505(b)(2) applicant may rely on published literature containing the specific information (e.g., clinical trials, animal studies) necessary to obtain approval of the application. The applicant may also rely on the FDA’s finding of safety and/or effectiveness of a drug previously approved by the FDA when the applicant does not own or otherwise have the right to access the data in that previously approved application. The 505(b)(2) pathway to marketing authorization thus allows an applicant to submit a NDA without having to conduct its own studies to obtain data that are already documented in published reports or previously submitted NDAs. In addition to relying on safety data from the Phase 2 and 3 studies of Endari®, we intend to take advantage of the 505(b)(2) pathway to the extent published literature will further support any NDA for PGLG.

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

We have relied to date on a combination of patent licenses, trademark rights, trade secret protection, distribution agreements, manufacturing agreements, manufacturing capability and other unpatented proprietary information to protect our intellectual property rights. While we do not currently own any issued patents directed to the treatment of sickle cell anemia, we do own patent applications in that area, as well as issued patents and patent applications directed to the treatment of diverticulosis, diabetes and hypertriglyceridemia. We have Orphan Drug market exclusivity for the treatment of sickle cell anemia with Endari® in the United States through July 7, 2024 and, if approved in the EU, for ten years from the approval date. We may seek to pursue improvements and reformulations of Endari® to preserve our intellectual property rights in Endari following the expiration of its Orphan Drug designation.

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

License Agreements

On October 7, 2021, we entered into a License Agreement with Kainos, under which Kainos granted us an exclusive license in the territory encompassing the U.S., the U.K. and the EU to patent rights, know-how and other intellectual property relating to Kainos’s IRAK4 inhibitor, referred to as KM10544, for the treatment of cancers, including leukemia, lymphoma and solid tumor cancers. In consideration of the license, we paid Kainos a six-figure upfront fee in cash and agreed to make future cash payments upon the achievement of specified milestones totaling in the mid-eight figures, a single-digit percentage royalty based on net sales of the licensed products and a similar percentage of any sublicensing consideration. The License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the last to expire valid claim of any licensed patent in such country.

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

Employees

As of December 31, 2021, we had 62 employees, 58 of whom were full time. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

We realized comprehensive loss of $17.3 million for the year ended December 31, 2021, compared to comprehensive income of $2.6 million for the year ended December 31, 2020, and have historically operated at a loss due to substantial expenditures related to commercialization of Endari®, pursuit of marketing authorization of Endari® outside the U.S., research and development of our other product candidates, interest on our outstanding indebtedness and general and administrative expenses. While we anticipate increased net revenues as we expand our commercialization of Endari® in the U.S. through telehealth and other initiatives, as well as in the MENA region, there is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations.

We are dependent on financing to sustain our operations, and there is substantial doubt regarding our ability to continue as a going concern.

Unless and until we become profitable, we will continue to depend upon proceeds from related-party loans, sales of our debt or equity securities (including the exercise of options and warrants) or other financing arrangements, and to a lesser extent, upon payments from potential strategic partners and licensees, to generate funds needed to finance our business and operations. As of December 31, 2021, we had cash and cash equivalents of $2.3 million and a working capital deficit of $28 million. Depending upon our future results of operations and other factors, we will need additional financing to fund our business and operations, including our commitment to provide funding to EJ Holdings, Inc. described below under “Risks Related to Our Investment in EJ Holdings, Inc.,” and will continue to be dependent on future financing until such time, if ever, as we can generate sufficient revenues to become profitable. We have no current understanding or arrangement to obtain any additional financing. Accordingly, we may not be able to obtain future financing on favorable terms, or at all. If we are unable to obtain needed future financing, we may have to curtail some of our business activities or modify our business plans and may be unable to repay our outstanding indebtedness or continue providing funding to EJ Holdings, Inc. Because we did not timely file our Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Reports for 2021 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are ineligible to utilize the short-form Registration Statement on Form S-3 for the public offer and sale of securities until we have timely filed all required reports under the Exchange Act for the 12 months prior to filing a Registration Statement on Form S-3. The inability to utilize Form S-3 may adversely impact our ability to raise capital in a timely manner and increase transaction costs.

In light of the foregoing, there is substantial doubt regarding our ability to continue as a going concern and the report of our independent public accounting firm on our financial statements as of and for the year ended December 31, 2021 contains a going concern qualification.

We are dependent on the commercial success of our only approved product, Endari®.

Our ability to become profitable will depend upon the commercial success of Endari®. In addition to the risks discussed elsewhere in this section, our ability to generate future revenues from Endari® sales will depend on a number of factors, including, but not limited to:

•	the efficacy and safety of Endari®;
•	the achievement of broad market acceptance and coverage by third-party payors for Endari®;
•	the effectiveness of our in-house commercialization team and distribution partners and other efforts in successfully marketing and selling Endari®;
•	our ability to effectively work with physicians to ensure that their patients have access to Endari® and fill and refill prescriptions to adhere to their twice daily regimen;
•	our ability to compete effectively against competing products, including hydroxyurea, Oxbryta™ (voxelotor) and Adakveo® (crizanlizumab) and potential generic products;

•	our contract manufacturers’ ability to successfully manufacture commercial quantities of Endari® at acceptable cost levels and in compliance with regulatory requirements;
•	our ability to maintain a cost-efficient commercial organization and, to the extent we seek to do so, successfully partner with third parties; and
•	our ability to comply with ongoing regulatory requirements.

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

The COVID-19 pandemic may adversely affect our revenues, results of operations and financial condition and the market price of our common stock.

Although we believe the COVID-19 pandemic and ongoing epidemic and governmental responses have not had a material adverse effect on our Endari® sales to date, COVID-19 or future official responses may deter or prevent sickle cell disease, or SCD, patients from traveling to see their doctors or filling or refilling their prescriptions for Endari®, our one approved product, which could cause a temporary or prolonged decline in our revenues and have a material adverse effect on our results of operations and financial condition. COVID-19 or the governmental response may adversely affect the timing and conduct of clinical studies or the ability of regulatory bodies to consider or grant approvals with respect to Endari® or our prescription grade L-glutamine drug candidates or oversee the development of our drug candidates, may further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate. For example, we experienced a temporary disruption in 2020 in patient enrollment in our Pilot/Phase I study of our prescription grade L-glutamine oral powder in diverticulosis, but patient enrollment has now been completed. Any outbreak of COVID-19 among our executives or key employees or their families and loved ones could disrupt our management and operations and adversely affect our Endari® sales, results of operations and financial condition. The foregoing factors could also have an adverse effect on the market price of our common stock.

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

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. We face competition from a number of sources, some of which may target the same indication as Endari®, such as pharmaceutical companies, including generic drug companies, biotechnology companies, drug delivery companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, including well-established sales forces, manufacturing capabilities, research and development capabilities, experience in obtaining regulatory approvals for product candidates than do we. For example, in late 2019 the FDA approved a new drug application, or NDA, submitted by Novartis, permitting the marketing of ADAKVEO® (crizanlizumab-tmca) to reduce the frequency of vaso-occlusive crises in adults and pediatric patients aged 16 years and older with SCD. ADAKVEO®, which is administered by intravenous infusion every four weeks, is a selectin blocker humanized IgG2 kappa monoclonal antibody that binds to P-selectin. Also, in late 2019, Global Blood Therapeutics, Inc. (“GBT”) announced that the FDA approved its NDA for Oxbryta™ (voxelotor) tablets for the treatment of SCD in adults and children 12 years of age and older. Oxbryta™ is an oral, once-a-day therapy intended to treat SCD by targeting hemoglobin polymerization. Both Novartis and GBT have far greater financial, sales and marketing resources than our company and there is no assurance that we will be able to compete effectively with ADAKVEO® or Oxbryta™ as a stand-alone therapy or that Endari® will gain widespread use as an adjunct to the use of ADAKVEO® or Oxbryta™. If we are unable to compete effectively or successfully position Endari® as a complementary therapy, our Endari® sales and results of operation may suffer, which could have a material, adverse effect on our financial condition. We also face competition from hydroxyurea and non-prescription grade L-glutamine supplements. Non-prescription grade L-glutamine is manufactured in large quantities, primarily by a few large chemical companies, and processed and sold as a nutritional supplement. The sale of non-prescription grade L-glutamine nutritional supplements at prices lower than the price that we charge for Endari® could have a material adverse effect on our sales of Endari® and results of operations.

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

We sell Endari® to specialty distributors and specialty pharmacies who, in turn, resell Endari® to pharmacies, hospitals and other customers. Three of our distributors account for approximately 80% of Endari sales in the year ended December 31, 2021, and the loss of any of these distributors or a material reduction in their Endari® purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The market exclusivity for SCD in the U.S. is limited and Endari® will have no market exclusivity in the United Arab Emirates, where it was recently approved for marketing, or other countries in the Middle East North Africa (MENA) region where applications for marketing approval are pending, which lack of exclusivity could adversely affect the commercial success of Endari®.

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

•

there are many countries, including some key markets for Endari® in the MENA region, in which we do not have intellectual property protection and where neither orphan drug designation nor data exclusivity is available.

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

A variety of risks associated with marketing Endari® internationally could hurt our business.

We recently received marketing authorization for Endari in the United Arab Emirates and are seeking regulatory approval for Endari® for SCD in other countries in the MENA region, but may not be successful. For example, in January 2018, the European Medicines Agency, or EMA, provided their agreement on the pediatric investigation plan, or PIP, for our prescription grade L-glutamine oral powder in SCD and we filed with the EMA an application for marketing authorization, or MAA, in the EU. In May 2019, we announced that the EMA’s Committee for Medicinal Products for Human Use, or CHMP, had adopted a negative opinion regarding our MAA based upon the CHMP’s position that our main clinical study did not conclusively support the efficacy of the treatment in SCD patients. In light of the CHMP’s opinion, we withdrew our MAA in September 2019 to consider pursuing alternative decentralized and centralized regulatory pathways for obtaining marketing authorization in the EU or one or more EU countries. There is no assurance that we will be successful in obtaining marketing authorization in the EU or other jurisdictions outside the U.S. If we obtain marketing authorization, we expect that we will be subject to additional risks related to operating in foreign countries including:

•

business interruptions resulting from geopolitical actions, including war such as the recent Russian invasion of Ukraine or terrorism or actual or potential public health emergencies, including the COVID-19 epidemic;

•	differing regulatory requirements in foreign countries such as lack of orphan designation or other market exclusivity;
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

We monitor our distributors’ inventories of Endari® using a combination of methods. However, our estimates of distributor inventories may differ significantly from actual inventory levels. Significant differences between actual and our estimated inventory levels may result in excessive production (requiring us to hold substantial quantities of unsold inventory which may result in the establishment of inventory reserves or actual write offs of expired inventory), inadequate supplies of products in distribution channels, insufficient product available at the retail level, and unexpected increases or decreases in orders from our specialty distributors. For example, as of December 31, 2021, we established a $2.9 million reserve against possible future inventory write offs. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a quarter to be below our expectations or the expectations of securities analysts or investors. In addition, we sometimes offer price discounts to our customers in advance of Endari® price increases, including a price increase implemented as of March 1, 2021, or as an incentive for bulk orders of Endari®. Such discounts may result in specialty distributor purchases in excess of customer demand, resulting in reduced specialty distributor purchases in later periods and substantial fluctuations in our results of operations from period to period. Sales attributable to one-time discounts offered by us increased in 2021 as compared to 2020 may adversely affect sales in subsequent periods. If our financial results are below analysts’ or investors’ expectations, the market price of our common stock may be adversely affected.

If the L-glutamine manufacturer upon which we rely fails to produce in the volumes and quality that we require on a timely basis or fails to comply with stringent regulations applicable to pharmaceutical manufacturers, we may face interruptions in the commercialization of, or be unable to meet demand for, our L- glutamine based products, and may lose any marketing exclusivity and potential revenues.

We do not currently have our own manufacturing capabilities and depend upon a single Japanese supplier, Ajinomoto Aminoscience, LLC, or Ajinomoto for commercial supplies of Endari® and clinical supplies of PGLG used in our product candidates under development. We intend to continue to rely on Ajinomoto to produce our pharmaceutical grade L-glutamine, but we have not entered into, and may not be able to establish, long-term supply agreements with this key supplier on acceptable terms. Furthermore, pursuant to a letter of intent with Ajinomoto, we have agreed to purchase from Ajinomoto substantially all of the L-glutamine that we will need for our commercial products. If Ajinomoto were to experience any manufacturing or production difficulties producing prescription grade L-glutamine, or we were unable to purchase sufficient quantities of PGLG on acceptable terms, it could interrupt sales of Endari® and have a material, adverse effect on our financial condition and results of operations.

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

Our success depends to a significant extent upon the continued services of Yutaka Niihara, M.D., M.P.H., our founder and Chairman and Chief Executive Officer. The loss of Dr. Niihara’s services could materially and adversely affect our business and prospects. We do not maintain key man life insurance on Dr. Niihara or any of our other executive officers.

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

Despite the implementation of security measures and recovery plans, our network and information systems and those of third-party service providers may be vulnerable to damage from computer viruses, cyberattacks, physical or electronic break-ins, service disruptions, and security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. While we have not experienced any such system failure or security breach to date, if such an event were to occur, our operations may be disrupted, and we may suffer from economic loss, reputational harm, regulatory actions or other legal proceedings. Further, such breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased risks of the actions described above. We expect that risks and exposures related to cybersecurity breaches will remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats.

Historical material weaknesses in our internal controls over financial reporting have not been fully remediated.

In connection with the preparation and filing of this Annual Report, our management concluded that historical material weaknesses in our internal controls over financial reporting had not been fully remediated and our disclosure controls and procedures were not effective as described in more detail in Part II – Item 9A “Controls and Procedures” in this Annual Report. We cannot guarantee when our disclosure controls and procedures will be fully effective or that we will not identify other material weaknesses in the future. Any material weaknesses in our internal control over financial reporting could result in errors in our consolidated financial statements, which could erode market confidence in our company, adversely affect the market price of our common stock and, in egregious circumstances, result in possible claims based upon such financial information.

Our business may be adversely impacted by the consequences of Russia's invasion of Ukraine.

The United States, United Kingdom and European Union governments, among others, have instituted various sanctions and export-control measures in response to the invasion, including comprehensive financial sanctions, targeted at Russia or designated individuals and entities with business interests or government connections to Russia or those involved in Russian military activities. Governments have also enhanced export controls and trade sanctions targeting Russia’s imports of goods. The duration and intensity of this conflict and its potential impact on our business or operations is uncertain at this time, but it is possible that our business and operations could be adversely affected.

Risks Related to Our Intellectual Property

We may not be able to obtain and enforce intellectual property rights that cover our commercial activities or are sufficient to prevent third parties from competing against us.

Our success with respect to Endari® will depend, in part, on our ability to preserve our trade secrets and to prevent third parties from infringing upon our proprietary rights because we do not have (and will do not expect to be able to obtain) composition of matter patents or methods of use patents that cover Endari®. In particular, the patent for the use of L-glutamine to treat SCD expired in May 2016 and our license to the patent terminated. This means that our competitors are free to utilize processes, technologies and methods that were previously protected by the SCD patent to potentially develop competing products. While we have an Orphan Drug designation for the use of L-glutamine for the treatment of SCD in the U.S., our Orphan Drug exclusivity will expire in July 2024 and may be lost sooner if another L-glutamine product for the same indication demonstrates clinical superiority. If our competitors develop alternative L-glutamine products, it may have a material, adverse effect on our business and results of operations.

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

We depend on licenses of certain patents for the development of some of our product candidates. If any of these licenses terminate, or if any of the licensed patents is successfully challenged, we may be unable to continue the development of the affected product candidates.

Our ability to develop certain product candidates depends on an exclusive license we have obtained to patents that claim the use of Kainos’s KM10544 IRAK4 inhibitor to treat cancers. The license could be terminated if we fail to satisfy our obligations under it. In the event any claims in the patents that we have been licensed are challenged, the court or patent authority could determine that such patent claims are invalid or unenforceable or not sufficiently broad in scope to protect our proprietary rights. As the licensee of such patents, our ability to participate in the defense or enforcement of such patents could be limited.

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

We may not be able to receive regulatory approval of PGLG treatment for diverticulosis or other indications, which would adversely affect our financial and operating condition.

All our product candidates are still in preclinical or early-stage clinical development. Regulatory approval is required to market our prescription grade L-glutamine treatment for diverticulosis or other indications and for any other product candidates we may develop. Even if the FDA and other regulatory authorities approve our PGLG treatment for diverticulosis, or any of our other product candidates, the manufacture, packaging, labeling, distribution, marketing and sale of such products will be subject to strict and ongoing post-approval regulations. Compliance with such regulations will be expensive and consume substantial financial and management resources.

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

The development process to obtain FDA approvals for new drugs therapies is very costly and time consuming and if we cannot complete our clinical trials in a cost-effective manner, our operations may be adversely affected.

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

There are various uncertainties related to the research, development and commercialization of Kainos’s KM10544 IRAK4 inhibitor to treat cancers and the cell sheet engineering regenerative medicine products we are developing which could negatively affect our ability to commercialize such products.

We have historically focused on the research and development of our PGLG treatment for SCD and have little or no experience in the research, development or commercialization of potential cancer treatments such as Kainos’s KM10544 IRAK4 inhibitor or cell sheet regenerative medicine products or any other biological product. We are not aware of any clinical trials of cell sheet regenerative products in the U.S. or of any biological products based on cell sheet engineering that have been approved by regulatory authorities in any jurisdiction. Such products must be manufactured in conformance with current cGMP requirements as well as Good Tissue Practice (“GTP”) requirements and demonstrate that they are safe, pure and potent to be effective for their intended uses to obtain FDA approval. The GTP requirements, which are specifically applicable to all cellular-based products, are intended to prevent communicable disease transmission. It is uncertain what type and quantity of scientific data would be required to support initiation of clinical studies or to sufficiently demonstrate the safety, purity and potency of cell sheet regenerative medicine products for their intended uses. Such uncertainties could delay our ability to obtain FDA approval for and to commercialize such products. In addition, the research and commercialization of cell sheet regenerative medicine products could be hindered if third-party manufacturers of such products are not compliant with cGMP, GTP, and any other applicable regulations. Any delay in the development of, obtaining FDA approval for, or the occurrence of any problems with third-party manufacturers of cell sheet regenerative medicine products would negatively affect our ability to commercialize such products.

We are subject to numerous complex regulations and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business.

The research, testing, development, manufacturing, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, marketing, distribution, possession and use of Endari® are subject to regulation by numerous governmental authorities in the U.S. The FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and implementing regulations. Noncompliance with any applicable regulatory requirements can result in refusal to approve products for marketing, warning letters, product recalls or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow the entering into of federal and state supply contracts, fines, civil penalties and/or criminal prosecution. Additionally, the FDA and comparable governmental authorities have the authority to withdraw product approvals that have been previously granted. Moreover, the regulatory requirements relating to Endari® may change from time to time, and it is impossible to predict what the impact of any such changes may be.

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

Even though we have obtained Orphan Drug designation for Endari®, we may not be able to maintain Orphan Drug marketing exclusivity for Endari®or any of our other product candidates.

Regulatory authorities in some jurisdictions, including the U.S. and the European Union, may designate therapeutic products under development for relatively small patient populations as “orphan drugs”. Under the Orphan Drug Act, the FDA may designate a therapeutic product as an Orphan Drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S. We have obtained Orphan Drug designation from the FDA, which will expire July 7, 2024, and Orphan Medicinal designation from the EC for L-glutamine treatment for SCD, and we may seek Orphan Drug designation for our other product candidates. Generally, if a product candidate with an Orphan Drug designation subsequently receives the first marketing approval for the indication for which it has been granted such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or EC, as applicable, from approving another marketing application for the same product candidate prior to the expiration of that time period. The applicable period is seven years in the U.S. and ten years in the EU. The exclusivity period in the EU can be reduced to six years if the product no longer meets the criteria for Orphan Medicinal designation or if its commercialization is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug and Orphan Medicinal exclusivity may be lost if the FDA or EC determines that the request for designation was materially defective or if the manufacturer is unable to ensure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In the U.S., Orphan Drug exclusivity may be lost if another L-glutamine product for the same indication demonstrates clinical superiority, such as a better safety or efficacy profile, in which case the FDA would be permitted to approve the third-party product. Orphan Drug exclusivity does not bar the FDA from approving another L-glutamine product for any other indication. Nor does Orphan Drug designation bar the FDA from granting Orphan Drug designation and approving another product such as Oxbryta, from Global Blood Therapeutics, Inc. for treating SCD, for the same orphan disease or condition.

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

EJ Holdings, Inc., or EJ Holdings, a Japanese corporation 40% owned by us, is engaged in phasing in its amino acid manufacturing plant in Ube, Japan and obtaining regulatory clearances for the manufacture of PGLG in accordance with cGMP. EJ Holdings has had no revenues since its inception, has depended on loans from us to acquire the Ube plant and fund its operations and will continue to be dependent on loans from us or other financing unless and until its plant is activated and it can secure customers, including us, for its products. There is no assurance that we can continue to provide needed funding to EJ Holdings, or that needed funding will be available from other sources. EJ Holdings has no commitments or understandings regarding any additional funding. If EJ Holdings fails to obtain needed funding, it may need to suspend activities at the Ube plant. Under the asset purchase agreement by which EJ Holdings purchased the Ube plant, the seller has the right to repurchase the plant at the purchase price, plus certain taxes, paid by EJ Holdings if the plant does not become operational within a reasonable period of time (not to exceed five years). In that event, it is likely that we would lose some or all of our investment in EJ Holdings.

EJ Holdings may not be able to obtain needed financing or repay our loans, and our ownership interest in EJ Holdings may be diluted by additional financing.

As of December 31, 2021, we had loaned EJ Holdings a total of $22.6 million, and EJ Holdings will continue to be reliant upon loans from us to fund its planned activities at the Ube plant unless and until it is able to secure additional debt or equity financing to fund such activities. EJ Holdings also will need to raise substantial debt or equity financing to fund the plant’s operations if the phase-in of the plant is completed, including, but not limited to, maintaining the physical plant and maintaining regulatory approvals for the manufacture of its products. To the extent EJ Holdings raises additional debt or equity financing from sources other than us, its ability to repay our loans may be adversely affected or our ownership interest may be diluted.

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

Risks Related to Our Securities

We have been delinquent in our past SEC reporting obligations and if we fail to timely file our future SEC reports, our security holders and prospective investors will not have current information regarding our financial statements and status of our business and operations and our common stock may no longer be eligible for quotation on the OTC Markets Group, Inc.

We were unable to timely file with the SEC our Annual Reports on Form 10-K for the years ended December 31, 2019 and December 31, 2020 and our Quarterly Reports on Form 10-Q for 2020 or our Quarterly Report for the quarter ended March 31, 2021. Our failure to timely file our periodic SEC reports adversely affects the ability of our security holders and prospective investors to have current information regarding our financial statements and status of our business and operations and is likely to have adversely affected the liquidity and trading prices of our common stock. Under applicable rules of the Financial Industry Regulatory Authority, or FINRA, our failure to timely our periodic reports with the SEC may result in the disqualification of our common stock for quotation on the OTC Markets Group, Inc. In such event, there may be no established trading market for our common stock unless and until we are in compliance with our SEC reporting obligations and our common stock once again becomes eligible for quotation on the OTC Markets Group, Inc. or is listed on a national securities exchange.

We have experienced, and may continue to experience, significant volatility in our stock price.

The trading price for our common stock has historically been volatile and traded at higher or lower prices that are seemingly uncorrelated with our results of operations, financial condition or prospects. Between January 1, 2021 and December 31, 2021, the closing sale price of our common stock as reported on the OTC Markets Group, Inc. ranged from a low of $0.72 to a high of $2.16 and may continue to exhibit volatility. Factors such as the following may affect the volatility in our stock price:

●	our quarterly operating results;
●	marketing approvals or other developments regarding Endari® or competing products;
●	announcements of regulatory developments or technological innovations by us or our competitors;
●	changes in our relationship with our vendors, distributors or other strategic partners;
●	government regulation of drug pricing; and
●	developments in patent or other intellectual property rights;

Other factors which may affect our stock price include general economic conditions or changes in the economy, the financial markets or the pharmaceutical or biotechnology industries driven by extraordinary events such as the COVID-19 pandemic. We may be particularly vulnerable to volatility caused by these conditions or events, as we have only a single approved product and have relatively thin trading volume in our common stock.

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

Until July 31, 2020, our common stock was quoted on the OTCQB tier of the OTC Markets Group, Inc., or OTC Markets. On August 3, 2020, our common stock was relegated to the OTC Pink tier of the OTC Markets. pending the filing of our delinquent SEC reports and posting of our OTCQB Certification and verification of the company profile through OTCIQ.com. On or about September 13, 2021, public quotations for our common stock became available on the OTCQX tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our business or operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system such as The Nasdaq Capital Market or a stock exchange like the NYSE American. These factors may result in investors having difficulty purchasing and reselling shares of our common stock.

Our outstanding warrants and convertible promissory notes may result in further dilution to our stockholders.

Certain of our outstanding warrants to purchase a total of up to approximately 3,607,200 shares of our common stock provided for so-called full-ratchet anti-dilution adjustments in the event we sell or issue shares of common stock or common stock equivalents at an effective price less than the exercise price of such warrants, subject to certain exceptions. These anti-dilution adjustments resulted in a reduction in the exercise price of such warrants to $1.54 per share in February 2021. We also have outstanding approximately $14.5 million principal amount of convertible promissory notes which are convertible into shares of our common stock at a conversion price of $1.48 per share that is subject to possible future reductions on a quarterly basis in the event the prevailing trading price of our common stock is less than the then-conversion price. The anti-dilution adjustments of our outstanding warrants would be triggered by future issuances by us of shares of our common stock upon conversion of the convertible promissory notes, or otherwise, at a price per share below the then-exercise price of such warrants, which adjustments would have a further dilutive effect on our stockholders.

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

The OTC Markets is not a national securities exchange within the meaning of federal and state securities laws, so our common stock is not eligible for the exemption from state securities, or “blue sky,” laws for “covered securities” within the meaning of the National Securities Markets Improvement Act of 1996, which may adversely affect our ability to sell our securities to raise needed financing and increase transactions costs of such financing.

As long as our common stock is quoted on the OTC Markets, our stockholders may face significant restrictions on the resale of our common stock due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which limit sales of securities to a state’s residents, unless the securities are registered in that state or qualify for an exemption from registration and govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must also be registered in that state. As long as our common stock is quoted on the OTCQX, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our common stock. You should therefore consider the resale market for our common stock warrants to be limited, as you may be unable to resell your common stock without the significant expense of state registration or qualification.

We may effect a reverse stock split of our common stock, but it may not result in the intended benefits.

At the Annual Meeting of stockholders held on November 23, 2021, our stockholders approved an amendment to our restated certificate of incorporation to authorize our board of directors in its discretion to effect a reverse stock split of the outstanding shares of our common stock within one year following the Annual Meeting at a ratio of not less than 1-for-3 nor greater than 1-for-6. We may choose to effect a reverse stock split for the purpose of facilitating the uplisting of our common stock to a national securities exchange such as the NYSE American. Absent other factors, reducing the number of outstanding shares of our common stock through a reverse stock split would tend to increase the per share market price of our common stock. However, other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock and there can be no assurance that a reverse stock split, if completed, will result in the intended benefits, that the market price of our common stock will increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split or that the market price of our common stock will not decrease in the future.

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

We lease office space under operating leases from unrelated entities. The rent expense for the years ended December 31, 2021 and 2020 was approximately $1,187,000 and $1,201,000, respectively.

We lease 21,293 square feet of office space for our headquarters in Torrance, California, at a base rental of $81,717 per month, which the lease will expire on September 30, 2026. We also lease 1,850 square feet office space in New York, New York, at a base rent of $8,908 per month, which the lease will expire on January 31, 2023, 1,322 square feet of office space in Tokyo, Japan, 465 square feet of office space in Seoul, Korea, and 1,163 square feet of office space in Dubai, UAE, which leases will expire on September 30, 2022, November 29, 2022, and June 19, 2023, respectively.

We believe our existing facilities are adequate for our current and planned future operations, and we expect to be able to renew the leases on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Until July 31, 2020, our common stock was quoted on the OTCQB tier of the OTC Markets Group, Inc., or OTC Markets. On August 3, 2020, our common stock was relegated to the OTC Pink tier of the OTC Markets. pending the filing of our delinquent SEC reports and posting of our OTCQB Certification and verification of the company profile through OTCIQ.com. On or about September 13, 2021, public quotations for our common stock became available on the OTCQX tier of the OTC Markets. The ticker symbol for our common stock is “EMMA.” The information reported on the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 15, 2022, we had approximately 387 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2021, regarding compensation plans, including any individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,000,000	$—	4,000,000
Equity compensation plans not approved by security holders	1,365,189	$4.76	0

Recent Sales of Unregistered Securities

Not applicable.

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

Not required for a smaller reporting company.

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

Company Overview

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. Our lead product, Endari® (prescription-grade L-glutamine oral powder) is approved by the U.S. Food and Drug Administration, or FDA, to reduce the severe complications of sickle cell disease (“SCD”) in adult and pediatric patients five years of age and older. Endari® has received Orphan Drug designation from the FDA and Orphan Medical designation from the European Commission, which designations afford marketing exclusivity for Endari® for a seven-year period in the U.S. and a ten-year period in the European Union, respectively, following marketing approval. The Orphan Drug designation for Endari® will expire July 7, 2024.

Endari® is marketed and sold in the U.S. by our internal commercial sales team. Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. We have agreements in place with the nation’s leading distributors as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide.

Until we began marketing and selling Endari® in the U.S. in early 2018, we had minimal revenues and relied upon funding from sales of equity securities and debt financings and loans, including loans from related parties to fund our business and operations. As of December 31, 2021, our accumulated deficit was $241.3 million, and we had cash and cash equivalents of $2.3 million. We expect net revenues to increase as we expand our commercialization of Endari® in the U.S. and expand or commence early access programs and eventual marketing and commercialization abroad.

Until we can generate sufficient net revenues, our future cash requirements are expected to be financed through public or private equity or debt financings, loans from related parties and possible corporate collaboration and licensing arrangements. We are unable to predict if or when we will become profitable.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the present circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

While our significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in this Annual Report, we believe that the accounting policies discussed below under “Revenues, net” are the most critical to assist you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Financial Overview

Revenues, net

We realize net revenues primarily from sales of Endari® to our distributors and specialty pharmacy providers. Distributors resell our products to other pharmacy and specialty pharmacy providers, health care providers, hospitals, and clinics. In addition to agreements with these distributors, we have contractual arrangements with specialty pharmacy providers, in-office dispensing providers, physician group purchasing organizations, pharmacy benefits managers and government entities that provide for government-mandated or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our products. These various discounts, rebates, and chargebacks are referred to as “variable consideration.” Revenue from product sales is recorded net of variable consideration.

Under the Accounting Standards Codification (“ASC”) 606, we recognize revenue when our customers obtain control of our product, which typically occurs on delivery. Revenue is recognized in an amount that reflects the consideration that we expect to receive in exchange for the product, or transaction price. To determine revenue recognition for contracts with customers within the scope of ASC 606, we perform the following: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligations.

Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of sales discounts, returns, government rebates, chargebacks and commercial discounts. Management estimates variable consideration using the expected-value amount method, which is the sum of probability-weighted amounts in a range of possible transaction prices. Actual variable consideration may differ from our estimates. If actual results vary from the estimates, we adjust the variable consideration in the period such variances become known, which adjustments are reflected in net revenues in that period. The following are our significant categories of variable consideration:

Sales Discounts: We provide our customers prompt payment discounts and from time to time offer additional discounts to encourage bulk orders to generate needed working capital. Sales attributable to one-time discounts offered by us increased in 2021 over 2020 and may adversely affect sales in subsequent periods.

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

Due to the inherently unpredictable nature of the drug approval process and the interpretation of the regulatory requirements, we are unable to estimate the amount of costs of obtaining regulatory approvals of Endari® outside of the U.S. or the development of our other preclinical and clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. These and other risks and uncertainties relating to product development are described in this Annual Report under the headings “Risk Factors—Risks Related to Our Business” and “Risk Factors—Risks Related to Regulatory Oversight of our Business and Compliance with Law.”

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

Inflation

Inflation has not had a material impact on our expenses or results of operations over the past two years, but may result in increased manufacturing, research and development, general and administrative and selling expenses in the foreseeable future.

Environmental Expenses

The cost of compliance with environmental laws has not been material over the past two years and any such costs are included in general and administrative costs.

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first‑in, first‑out basis and at the lower of cost or net realizable value. Substantially all raw materials purchased during the years ended December 31, 2021 and 2020 were supplied by one supplier.

Notes Payable, Convertible Notes Payable and Warrants

From time to time, we obtain financing from the sale and issuance of promissory notes or other debt instruments with detachable stock purchase warrants, some of which notes or debt instruments are convertible into shares of our common stock and some of which are issued to related parties. We analyze all of the terms of our notes payable and promissory notes issued with warrants to determine the appropriate accounting treatment, including determining whether conversion features are required to be bifurcated and treated as a discount, proper allocation of proceeds and issuance costs between the notes or debt instrument and the detachable warrants and the applicable classification of the notes payable and warrants as debt, derivative liabilities, equity or temporary equity (i.e., mezzanine capital).

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

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs The fair value of our debt instruments is not materially different from their carrying values as presented. The fair value of our convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 7 to our consolidated financial statements.

Certain of our outstanding warrants contain price adjustment provisions and, consequently, are accounted for as liabilities that are remeasured at fair value on a recurring basis using Level 3 inputs. The Level 3 inputs in the valuation of warrants include expected term and expected volatility.

Related Party Transactions

For a discussion of our related party transactions, refer to Note 12 of the Notes to Consolidated Financial Statement included elsewhere in this Annual Report, which information is incorporated herein by reference.

Financial Highlights

	Twelve Months Ended December 31,
	2021	2020
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
REVENUES, NET	$20,610	$23,167
COST OF GOODS SOLD	3,312	2,248
GROSS PROFIT	17,298	20,919
OPERATING EXPENSES
Research and development	4,110	2,408
Selling	5,878	4,865
General and administrative	13,438	13,678
Total operating expenses	23,426	20,951
LOSS FROM OPERATIONS	(6,128)	(32)
OTHER INCOME (EXPENSE)
Net loss on debt extinguishment	(365)	(1,425)
Change in fair value of warrant derivative liabilities	(432)	392
Change in fair value of conversion feature derivative, notes payable	(1,906)	112
Net gain on investment in marketable securities	—	7,672
Net loss on equity method investment	(2,733)	(2,060)
Foreign exchange gain (loss)	(2,017)	1,502
Interest and other income	761	801
Interest expense	(3,101)	(5,989)
Total other income (expenses)	(9,793)	1,005
INCOME (LOSS) BEFORE INCOME TAXES	(15,921)	973
INCOME TAXES (BENEFIT)	25	(381)
NET INCOME (LOSS)	$(15,946)	$1,354
EARNINGS (LOSS) PER COMMON SHARE	$(0.32)	$0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	49,253,156	48,897,004

Years ended December 31, 2021 and 2020

Net Income (Loss). Net loss increased by $17.3 million, or 1,278% to $15.9 million for the year ended December 31, 2021 compared to net income of $1.4 million for the year ended December 31, 2020. The increase was due primarily to a $10.8 million increase in other expense as discussed below, a $2.6 million decrease in net revenues, and a $2.5 million increase in operating expenses. As of December 31, 2021, we had an accumulated deficit of approximately $241.3 million. Our net loss for the year ended December 31, 2021 included approximately $2.7 million of net loss on equity method investment attributable to our equity interest in EJ Holdings, a variable interest entity, or VIE. The loss attributable to our equity interest in EJ Holdings for the year ended December 31, 2020 was $2.1 million.

Revenues, Net. Net revenues decrease by $2.6 million, or 11% to $20.6 million for the year ended December 31, 2021 compared to $23.2 million in 2020. Substantially all net revenues were attributable to Endari® sales. The decrease was due to lower volume sales of Endari® in 2021 and a higher level of price discounts related to large volume orders in 2021 than in 2020. We expect net revenues to increase in the foreseeable future as we expand our distribution channels for Endari® in the U.S. and commercialize Endari® in the MENA region.

Cost of Goods Sold. Cost of goods sold increased by $1.1 million, or 47% to $3.3 million for the year ended December 31, 2021 compared to $2.2 million in 2020 due primarily to the establishment of $2.2 million reserve relating to Endari® inventory with a shelf-life of less than two years.

Research and Development Expenses. Research and development expenses increased by $1.7 million, or 71%, to $4.1 million for the year ended December 31, 2021 compared to $2.4 million in 2020. This increase was primarily due to a $1.5 million paid to Kainos Medicine, Inc. in connection with the parties; collaboration agreement and Licensing Agreement regarding Kainos’s patented IRA4 inhibitor. We expect our research and development expenses to increase as the study progresses and as we undertake additional studies.

Selling Expenses. Selling expenses increased by $1.0 million, or 21%, to $5.9 million for the year ended December 31, 2021 compared to $4.9 million in 2020. The increase was due to an increase of $0.4 million in travel related expenses, an increase of $0.2 million in distribution fees, an increase of $0.2 million in sales team compensation, and an increase of $0.1 million in promotional expenses. We expect that our selling expenses will continue to increase as we expand Endari® marketing and sales activities both in the U.S. and outside the U.S.

General and Administrative Expenses. General and administrative expense decreased by $0.2 million, or 2%, to $13.4 million for the year ended December 31, 2021 compared to $13.7 million in 2020. We expect general and administrative expenses to increase as we add additional sales and administrative personnel to support the commercialization of Endari outside of the U.S.

Other Income (Expense). Other expense increased by $10.8 million, or 1,074%, to $9.8 million for the year ended December 31, 2021 compared to other income of $1.0 million in 2020. The increase was primarily due to a $3.5 million increase in foreign exchange loss and $2.0 million increase in change in fair value of conversion feature derivatives partially offset by a $2.9 million decrease in interest expense in 2021. We also realize a net gain on investment in marketable securities of $7.7 million in 2020 from sales of Telcon securities. There was no similar net gain in 2021.

Income Tax (Expense). Income tax expenses increased by $0.4 million, or 106%, to $25,000 for the year ended December 31, 2021 compared to income tax benefit of $0.4 million in 2020. A valuation allowance for net deferred tax assets recorded when it is more likely than not that we will not realize these assets through future operations. The valuation allowance increased by approximately $2.7 million for the year ended December 31, 2021, while it decreased by $0.6 million for the years ended December 31, 2020. As of December 31, 2021 and 2020, we had no unrecognized tax benefits or position which, in the opinion of management would be reversed if challenged by a tax authority.

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

COVID-19

         We do not believe that the COVID-19 pandemic and related governmental responses have adversely affected our sales efforts but have not had a material impact on our financial condition or results of operations. We believe the ongoing elimination of travel and other restrictions may benefit our sales efforts and contribute to increased Endari® sales in 2022.

Liquidity and Capital Resources

Based on our losses to date, anticipated future net revenues and operating expenses, debt repayment obligations, funding commitment to EJ Holdings and cash and cash equivalents balance of $2.3 million as of December 31, 2021, we do not have sufficient operating capital for our business without raising additional capital. We realized a net loss of $15.9 million for the year ended December 31, 2021 and anticipate that we will continue to incur net losses for the foreseeable future and until we can generate increased net revenues from Endari® sales. While we anticipate increased net revenues as we expand our commercialization of Endari® in the U.S. through telehealth and other initiatives, as well as in the MENA region, there is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations.

Our subsidiary, Emmaus Medical, Inc., or Emmaus Medical, is party a purchase and sale agreement with Prestige Capital Finance, LLC, or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 70% (subject to increase to 75%) of the face amount of the accounts receivable, subject to a $7,500,000 cap on advances at any time. The balance of the face amount of the accounts receivable will be reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable.

Liquidity represents our ability to pay our liabilities when they become due, fund our business operations, fund the operations and retrofitting of EJ Holdings’ amino acid production plant in Ube, Japan, and meet our contractual obligations, including our obligations to purchase API under our supply arrangements with Telcon, and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period, proceeds from our accounts receivable factoring arrangement with Prestige Capital and proceeds from related-party loans and other financing activities. Our short-term and long-term cash requirements consist primarily of working capital requirements, general corporate needs, our contractual obligations to purchase API from Telcon, debt service under our convertible notes payable and notes payable and planned ongoing loan funding to sustain EJ Holdings’ operations. We have no contractual commitment to provide funding to EJ Holdings, but plan to continue to do so in the foreseeable to the extent we have cash available for this purpose.

As of December 31, 2021, we had outstanding $17.6 million in principal amount of convertible promissory notes and $4.7 million in principal amount of other notes payable. Our minimum lease payment obligations were $5.1 million, of which $1.2 million was payable within 12 months.

Our API supply agreement with Telcon provides for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, Telcon may be entitled to payment of the shortfall or to offset the shortfall against the Telcon convertible bond and proceeds thereof that are pledged as collateral to secure our obligations. With our consent, in February 2022 Telcon retained cash collateral and made offsets against the outstanding balance of our Telcon convertible bond for shortfalls under the API supply agreement for 2020 and 2021.

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of this filing and the report of our independent public accounting firm on our financial statements as of and for the year ended December 31, 2021 included in Item 15 of this Annual Report contains a going concern qualification.

Cash Flows

Net cash used in operating activities

Net cash used in operating activities decreased by $1.2 million, or 48.8% to $ 1.3 million for the year ended December 31, 2021 from $2.5 million for the year ended December 31, 2020. The decrease was primarily due to an increase of $17.3 million in net loss, partially offset by an $12.4 million increase in non-cash adjustments to net loss and a $6.1 million increase in working capital. The increase in non-cash adjustments to net loss was primarily attributable to the lack of net gain on investment in marketable securities in 2021 compared to a $7.7 million net gain in 2020, a $2.8 million decrease in the fair value of conversion feature derivative and warrant derivative liabilities, $2.7 million attributable to foreign exchange adjustments and $0.7 million attributable to loss on equity method investment, partially offset by a $2.2 million decrease in amortization of discount on convertible notes payable.

Net cash used in investing activities

Net cash used in investing activities increased by $11.8 million, or 217%, to a $6.4 million for the year ended December 31, 2021 from net cash provided by investing activities of $5.5 million for the year ended December 31, 2020. The decrease was primarily due to $35.6 million of proceeds realized in 2020 from the sale of Telcon shares, partially offset by $26.1 million used to purchase of a Telcon convertible bond in 2021 and a $2.3 million increase in loans made to EJ Holding in 2021.

Net cash from financing activities

Net cash from financing activities increased by $9.7 million, or 421%, to $7.4 million for the year ended December 31, 2021 from net cash used in financing activities of $2.3 million for the year ended December 31, 2020. The increase was primarily due to a $13.4 million increase in cash proceeds from the issuance of promissory notes and convertible notes, partially offset by a $3.7 million decrease in cash used for repayment of convertible notes.

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

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives.

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of December 31, 2021 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of December 31, 2021, because of the continuance of a material weakness (the “Material Weakness”) in our internal control over financial reporting relating to inadequate financial closing process, segregation of duties including access control over information technology, especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account processes and insufficient entity risk assessment processes. Notwithstanding the ongoing Material Weakness, our management concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented in this Annual Report.

We are engaged in ongoing efforts to remediate the control deficiencies that constituted the Material Weakness by implementing changes to our internal control over financial reporting, including, without limitation:

•	engaging third‑party accounting consulting firms to assist us in the review of our application of GAAP on complex debt financing transactions and revenue recognition under ASC 606;
•	using GAAP Disclosure and SEC Reporting Checklists;
•	continuing professional training and academic education on accounting subjects for accounting staff;
•	enhancing attention to review controls related to our financial close and reporting; and
•	subscribing to relevant online services other supplemental internal and external resources relating to SEC reporting.

Our management concluded, however that as of December 31, 2021, our ongoing corrective measures were insufficient to remediate entirely the Material Weakness.

Management’s Plan for Remediation

Our management and board of directors are committed to the remediation of the Material Weakness, as well as the continued improvement of our overall system of internal control over financial reporting. We are in the process of implementing measures to remediate the underlying causes of the control deficiency that gave rise to the Material Weakness, which primarily include engaging additional and supplemental internal and external resources with the technical expertise in GAAP to ensure the appropriate accounting treatment for complex and unusual transactions involving convertible securities and other financial instruments and intend to seek to hire additional accounting staff personnel with expertise and experience in GAAP to support our financial department, as well as to implement new policies and procedures to provide more effective controls to track, process, analyze, and consolidate the financial data and reports. Most importantly, we are in the process of implementing an integrated cloud-based enterprise resource planning (ERP) system to manage our financial information to replace our outdated financial accounting systems and software, which we expect to complete before the end of 2022 as our finances permit. Further, in 2021 we established a Disclosure Committee to ensure more effective internal communication regarding significant transactions.

We believe these most recent measures will remediate the control deficiencies that gave rise to the Material Weakness, but the Material Weakness will not be considered fully remediated until controls have been designed and implemented for a sufficient period of time for our management to conclude that the control environment is operating effectively. Additional remediation measures may be required, which may require additional implementation time. There is no assurance that our remediation efforts will be successful or that our internal control over financial reporting or DCP will be effective. In the meantime, we will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting and DCP.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our dispositions of the assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

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

Attestation Report

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, we are not subject to the attestation requirement.

Changes in Internal Control Over Financial Reporting

Except as described above, based on the evaluation of our management as required by paragraph (d) of Rule 13a‑15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals constitute our board of directors and executive officers:

Name	Age	Position
Yutaka Niihara, M.D., M.P.H.	62	Chairman and Chief Executive Officer
Willis C. Lee, M.S.	61	Director, Chief Operating Officer
Yasushi Nagasaki, C.P.A.	54	Chief Financial Officer
George Sekulich	56	Senior Vice President of Global Commercialization and Chief Information Officer
Charles Stark, Pharm.D.	66	Senior Vice President of Medical Affairs, Clinical, Regulatory
Robert Dickey IV	66	Director
Alfred Lui, M.D., FCAP.	73	Director
Masaharu Osato, M.D.	67	Director
Lori Teranishi	52	Director
Jane Pine Wood	59	Director
Wei Peu Zen	69	Director

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

Yutaka Niihara, M.D., M.P.H. served as Chairman and Chief Executive Officer since January 2016, as Chief Scientific Officer from April 2015 until December 2015, as President and Chief Executive Officer from April 2011 to April 2015 and as a director since April 2011 of EMI Holding, and as a director of EMI Holding’s predecessor, Emmaus Medical, from 2003 to April 2011. Since May 2005, Dr. Niihara has also served as the President, Chief Executive Officer and Medical Director of Hope International Hospice, Inc., or Hope Hospice, a Medicare-certified hospice program. From June 1992 to October 2009, Dr. Niihara served as a physician specialist for Los Angeles County. Dr. Niihara is the principal inventor of the patented L-glutamine treatment for SCD. Dr. Niihara has been involved in patient care and research for sickle cell disease during most of his career and is a widely published author on sickle cell disease. Dr. Niihara is board-certified by the American Board of Internal Medicine/Medical Oncology and by the American Board of Internal Medicine/Hematology. He is licensed to practice medicine in both the United States and Japan. Dr. Niihara is a Professor of Medicine at the David Geffen School of Medicine at UCLA. Dr. Niihara a holds B.A. degree in Religion from Loma Linda University, a M.D. degree from the Loma Linda University School of Medicine and a M.P.H. degree from Harvard School of Public Health. We believe Dr. Niihara is qualified to serve as a director due to his critical involvement in the research and development of Endari® and extensive knowledge and experience in treating sickle cell disease in the primary care setting.

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

Yasushi Nagasaki, C.P.A. has served as Chief Financial Officer since September 1, 2020 and served as our Senior Vice President Finance from July 2019 to August 2020. Mr. Nagasaki also served as Senior Vice President Finance from April 2012 to July 2019 and as Chief Financial Officer from May 2011 to April 2012 of EMI Holding, with which we merged in July 2019. From September 2005 until joining EMI Holding, Mr. Nagasaki was the Chief Financial Officer of Hexadyne Corporation, an aerospace and defense supplier. Mr. Nagasaki also served on the board of directors at Hexadyne Corporation from September 2005 to April 2011. From May 2003 to August 2005, Mr. Nagasaki was the Controller at Upsilon Intertech Corporation, an international distributor of defense and aerospace parts and subsystems. Mr. Nagasaki is a Certified Public Accountant and received a B.A. in Commerce from Waseda University and a M.A. in International Policy Studies from the Monterey Institute of International Studies, a graduate school of Middlebury College.

George Sekulich served as Senior Vice President of Global Commercialization and Chief Information Officer of EMI Holding Since May 2019, responsible for overseeing the commercial launch of Endari® in the United States. More recently, he has been engaged in laying the groundwork for the launch of Endari® and Xyndari® in overseas markets, with a special emphasis on the MENA region. Prior to becoming Senior Vice President of Global Commercialization, Mr. Sekelich served since September, 2014 as Chief Information Officer of EMI Holdings. Mr. Sekulich has over 25 years of experience and training in computer information services and is active in the design and support of our computer information systems. Prior to joining EMI Holding, Mr. Sekulich was the owner and operator of Magellan Net, a software provider services company. Mr. Sekulich received a B.S. in Computer Information Systems Management from California State University Dominguez Hills.

Charles Stark, Pharm.D. was appointed as Senior Vice President of Medical Affairs, Clinical, Regulatory on November 23, 2021, and served as our Senior Vice President of Research and Development since July 19, 2019 and in the same capacity with EMI Holding since 2013. He has more than 30 years of experience in medical affairs, research and academia. Previously, Dr. Stark was Director of Clinical Development at Bavarian Nordic, an immunotherapeutic company, and prior to that Associate Director of Medical Affairs for the Dendreon Corporation, an immunotherapeutic company. He has served as, Director, Medical Science Liaisons (cardiovascular, metabolic and oncology) at Pfizer, Inc., a pharmaceutical company. Dr. Stark has served as the Director of Investigational Drug Services and Clinical Research at LA BioMed at Harbor UCLA and at the Health Research Association at USC Medical Center. He has also served as a faculty member at the University of Southern California School of Pharmacy. Dr. Stark received his Pharm.D. from the University of Southern California and completed his residency at the Veteran’s Affairs Medical Center in West Los Angeles.

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

Alfred Lui, M.D., FCAP was elected as a director at the Annual Meeting of Stockholders held on November 23, 2021. He is an anatomic and clinical pathologist with more than forty years of experience in the active practice of pathology and laboratory medicine. His personal professional corporation dba Innovative Pathology Medical Group was established in 2016. Prior to that time, he was the Laboratory Director for more numerous hospitals and independent clinical laboratories in Southern California and elsewhere. He currently serves as the Laboratory Director for Veracyte, Inc. (NASDAQ:VCYT), Marseille, France and Richmond, Virginia, and Bridge Diagnostics, Irvine, California, and for Lawrence Livermore National Laboratory, Livermore, California. He has founded or co-founded five medical companies and served as the Chairman of the Board, Chief Executive Officer and Laboratory Director of three of the companies. He currently serves as a member of the Board of Directors of two independent laboratory companies. He is a former-President, Board member, and current Education Committee member of the California Society of Pathologists. He is a Fellow of the College of American Pathologists (CAP) where he has served on multiple counsels and committees, including as a former Chair of the Publications Committee. He is a recipient of the CAP’s Distinguished Service award (2013) and the President’s Honors award (2015). He holds a B.A. degree from Andrews University and a M.D. from Loma Linda University. Dr. Lui’s qualifications as a director include his extensive experience as a director and Chief Executive Officer of numerous commercial medical laboratory companies. He is expected to enhance our Board of Directors’ oversight of the company’s expanding commercialization activities in the U.S. and abroad and to lend his extensive expertise and experience in the life sciences industry in support of our patient and healthcare provider outreach programs.

Masaharu Osato, M.D. has been practicing gastroenterology and internal medicine (“GI”) at his private practice, the Osato Medical Clinic, Inc. in Torrance, California, since 2001. Between 1998 and 2001 he completed a GI Fellowship at the Harbor-UCLA Medical Center. Between 1993 and 1997 and 1988 and 1993, respectively, Dr. Osato served as General Internist and Director of Health Screening Center at the Tokyo Adventist Hospital in Tokyo, Japan, and at the Kobe Adventist Hospital in Kobe, Japan. He attended the Loma Linda University School of Medicine in California between 1979 and 1983 and completed an internal medicine residency at the Kettering Memorial Medical Center at Wright State University between 1983 and 1986. Between 1986 and 1988 he completed a pediatric residency at the Loma Linda University Medical Center. We believe Dr. Osato is qualified to serve as a director due to his extensive knowledge of and experience in the GI sector.

Lori Teranishi was appointed as a director on January 6, 2022 and is the founder and Chief Executive Officer of iQ 360, a privately held strategic communications company with offices in Honolulu, San Francisco, New York and Washington DC. She is an expert in business consulting, crisis communications, issues management, corporate positioning and marketing strategy. She has a successful track record repositioning brands, launching and executing major change initiatives, counseling companies in the sustainability and ESG (environmental, social and corporate governance) space and protecting reputations in the face of high-profile litigation, mass company layoffs and regulatory investigations. Before founding iQ 360 in 2010, Ms. Teranishi oversaw product development as a vice president at Visa, as chief of staff to Visa’s chief operating officer and held a variety of communications roles. She holds bachelor’s degrees in mass communications and political science from the University of Utah and earned her MBA from the University of San Francisco. Ms. Teranishi was named a Ragan’s Top Woman Leader in Communications in 2020 and received a Distinguished Alumni Award from the University of Utah in 2019. Our Board of Directors believes that Ms. Teranishi’s expertise and experience in corporate communications will lend support to the Company’s expanding public and investor relations initiatives. Our Board also believes that her personal characteristics and perspectives as a female business owner will further enhance the diversity of our Board of Directors and help to guide our Board of Directors’ oversight of emerging ESG matters.

Jane Pine Wood was appointed as a director on March 25, 2020. She has served since October 3, 2016 as Chief Legal Counsel of BioReference Laboratories, Inc., Elmwood Park, New Jersey, a wholly owned subsidiary of OPKO Health, Inc. (NASDAQ: OPK), a diversified healthcare company. BioReference Laboratories, Inc. is the nation’s third-largest clinical laboratory with a core genetic testing business and 400-person sales and marketing team. Ms. Wood has over 30 years of experience representing clinical and anatomic laboratories, physicians, imaging centers, home health agencies, mental health providers, hospitals, other healthcare providers, and professional societies in corporate, regulatory, reimbursement, contractual, and other matters. She holds a B.A. degree, summa cum laude, from Texas A&M University and a J.D. degree from Vanderbilt University School of Law and is a member of the State Bars of New Jersey, Massachusetts, Ohio, and Tennessee. Ms. Wood is well suited to serve as a director in light of her extensive education and experiences in legal and regulatory affairs in the life science industry, including in advising a broad range of physicians and other healthcare providers and commercial healthcare companies. She also adds her unique perspective as an expert in federal and state regulatory affairs and the only female director of the company.

Wei Peu Zen is the Vice Chairman and Chief Executive Officer of Wai Kee Holdings Limited, a Hong Kong-based construction and infrastructure company whose shares are listed on the Main Board of Hong Kong Stock Exchange. He is also the Chairman, Chief Executive Officer and Managing Director of Build King Holdings Limited, a subsidiary of Wai Kee Holdings Limited. In addition, he is the Chairman of Road King Infrastructure Limited, an associated corporation of Wai Kee Holdings Limited. The shares of both Build King Holdings Limited and Road King Infrastructure Limited are listed on the Main Board of Hong Kong Stock Exchange. Mr. Zen has over 45 years of experience in civil engineering and is responsible for the overall management of Wai Kee Group and oversees the operations of Wai Kee Group. Mr. Zen holds a B.Sc. degree in Engineering from The University of Hong Kong and a M.B.A. degree from The Chinese University of Hong Kong and is a member of both the Institution of Civil Engineers and the Hong Kong Institution of Engineers and a fellow member of the Institute of Quarrying, UK. He is a past Honorary Treasurer of Hong Kong Construction Association and a member of HKTDC Infrastructure Development Advisory Committee. He is also the President of Hong Kong Contract Bridge Association. We believe Mr. Zen is qualified to serve as a director due to his executive experience and business expertise. Mr. Zen also brings to the board of directors his diverse experience as a foreign national and board member and executive officer of Hong Kong-based publicly traded companies.

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

Board of Directors and Committees and Director Independence

 Our board of directors currently consists of eight members. Our board of directors has determined that each of Robert Dickey IV, Alfred Lui, Masaharu Osato, Lori Teranishi, Jane Pine Wood and Wei Peu Zen is an “independent” director as defined by The NASDAQ Marketplace Rules currently in effect and all applicable rules and regulations of the SEC. All members of the Audit, Compensation, and Governance and Nominations Committees satisfy the “independence” standards of The NASDAQ Marketplace Rules applicable to members of such committees. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and its review of the directors’ responses to a standard questionnaire regarding employment and compensation history, affiliations, family and other relationships and transactions between each director or any member of his or her immediate family and the Company or its subsidiaries or affiliates.

Audit Committee

Our Audit Committee consists of Mr. Dickey, Ms. Wood and Dr. Lui, each of whom is an independent director as defined by The NASDAQ Marketplace Rules. Mr. Dickey serves as Chair of the Audit Committee and qualifies as an “audit committee financial expert” as defined under Item 407(d) of Regulation S‑K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s primary responsibilities and duties are to:

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

Governance and Nominations Committee

The purpose of the Governance and Nominations Committee is to:

•	Assist the board of directors by identifying qualified candidates for director, and to recommend to the board the director nominees for the next annual meeting of stockholders

•	To lead the board in its annual review of the board’s performance.

•	To recommend to the board nominees for each board Committee.

•	To develop and recommend to the board corporate governance guidelines applicable to the company.

The Governance and Nominations Committee currently consists of Dr. Osato, Mr. Zen and Ms. Wood. Ian Zwicker, a former director, served as Chair of the Governance and Nominations Committee until his retirement on November 23, 2021. The Committee has yet to appoint a Chair for 2022. A copy of the Governance and Nominations Committee Charter is available on our website at www.emmausmedical.com.

Compensation Committee

The purpose of the Compensation Committee is to review and approve of the company’s compensation and benefit programs. The Compensation Committee also currently consists of Ms. Wood, Mr. Dickey and Dr. Lui. Ms. Wood serves as Chair of the Compensation Committee. A copy of the Compensation Committee Charter is available on our website at www.emmausmedical.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a‑2, our directors and executive officers and beneficial owners of 10% or more of our common stock are currently required to file statements of beneficial ownership with respect to their ownership of our equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended December 31, 2021 our directors and, officers and owners of more than 10% of our common stock filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act, except that the initial statements of beneficial ownership of securities of Mr. Sekulich and Dr. Stark were filed late due to delays in obtaining notarized signature required to obtain SEC filer codes on their behalf after they were designated as “executive officers” for the first time on November 23, 2021.

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

Summary Compensation Table

The following table sets forth information concerning the compensation earned by our Chief Executive Officer, and our two other most highly compensated executive officers, whom we refer to as our “named executive officers,” for the fiscal years ended December 31, 2021 and 2020:

Name and Position	Year ended December 31	Salary	Bonus		Stock Awards	Option Awards		All Other Compensation	Total
Yutaka Niihara, M.D., MPH	2021	385,000	—		—	99,204	(1)		484,203
Chairman and Chief Executive Officer	2020	385,000	—		—	—		—	385,000
Willis C. Lee, M.S.	2021	240,000	100,000		—	—		—	340,000
Chief Operating Officer	2020	240,000	—		—	—		—	240,000
Yasushi Nagasaki	2021	250,000	100,000	(2)	—	—		—	349,998
Chief Financial Officer	2020	240,000	—		—	—		—	240,000

(1)

In April 2021, the Compensation Committee of our Board of Directors approved a one-year extension of the exercise period of a five-year compensatory warrant to purchase 1,365,189 shares of common stock granted to Dr. Niihara in May 2016 and which otherwise would have expired on May 9, 2021. The amount shown represents the incremental value of the warrant modification over the grant date value.

(2)	Mr. Nagasaki’s bonus for 2021 was awarded and is expected to be paid in 2022.

The compensation of Dr. Niihara and Mr. Lee does not reflect annual performance bonuses contemplated by their respective employment agreements. No specific performance criteria were established for payment of such bonuses for 2021 or 2020, although Mr. Lee was awarded a discretionary bonus in 2021 as shown in the summary compensation table.

Outstanding Equity Awards at 2021 Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2021:

Name	Number of Securities Underlying Unexercised Awards Exercisable	Number of Securities Underlying Unexercised Awards Unexercisable	Exercise Price	Expiration Date
Yutaka Niihara, M.D., MPH	262,536	—	$3.42	4/1/2022
	525,072	—	$3.42	2/28/2023
	315,043	—	$4.76	5/10/2026
	1,365,189	—	$4.76	5/9/2022
Willis C. Lee, M.S.	262,536	—	$3.42	4/1/2022
	525,072	—	$3.42	2/28/2023
	315,043	—	$4.76	5/10/2026
Yasushi Nagasaki	262,536	—	$3.42	4/1/2022
	525,072	—	$3.42	2/28/2023
	315,043	—	$4.76	5/10/2026

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

Equity Compensation. The Employment Agreements provide that on December 31 of each calendar year, or as soon as reasonably practicable after such date (each a “Grant Date”), we will grant non-qualified 10-year stock options with a Black-Scholes-Merton value of $100,000 to Dr. Niihara, and $50,000 to Mr. Lee in each case with an exercise price per share equal to the “Fair Market Value” (as such term is defined in our 2011 Stock Incentive Plan) on the applicable Grant Date. The options are to vest as to one-third of the option shares on each of the first three anniversaries of the Grant Date. Any unvested options are to vest immediately upon a change in control (as defined below), termination of the officer’s employment other than a voluntary termination by the officer or our termination of the officer for cause. In the event the officer is terminated for any reason other than cause, death or disability or retirement, each option, to the extent that it is exercisable at the time of such termination, shall remain exercisable for the 90-day period following such termination, but in no event following the expiration of its term. In the event the officer’s employment terminates on account of death, disability or, with respect to any non-qualified stock option, retirement, each option granted that is outstanding and vested as of the date of such termination shall remain exercisable by such officer (or the officer’s legal representatives, heirs or legatees) for the one-year period following such termination, but in no event following the expiration of its term. No such stock option grants were made for either of the years ended December 31, 2021 or 2020.

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

Director Compensation

The following is a summary of the compensation of our non-employee directors for 2021:

•	$100,000 cash compensation, payable in quarterly instalments;
•	possible awards of stock options as determined by the Compensation Committee or the Board.

The following table sets forth information regarding the compensation earned by our non-employee directors for the fiscal year ended December 31, 2021. Our employee directors, Dr. Niihara, and Mr. Lee, are not compensated for their services as directors.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Ian Zwicker (1)	$91,667	$—	$91,667
Masaharu Osato, M.D.	100,000	—	100,000
Wei Peu Zen	100,000	—	100,000
Robert Dickey IV	100,000	—	100,000
Jane Pine Wood	100,000	—	100,000
Alfred Lui, M.D. (1)	16,667	—	16,667
Total	$508,334	$—	$508,334
(1) Mr. Zwicker retired as a director and Dr. Lui was elected as a director on November 23, 2021.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 15, 2022 with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock owned by:

•	Each person known to be the beneficial owner of 5% or more of our outstanding common stock;
•	Each named executive officer;
•	Each director; and
•	All our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants and convertible notes held by that person that are currently exercisable or become exercisable within 60 days of March 15, 2022 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership of Shares of Common Stock		Percent of Class (1)
Directors and Executive Officers
Yutaka Niihara, M.D., M.P.H.	Chairman and Chief Executive Officer	13,927,140	(2)	26.9%
Willis C. Lee	Director, Chief Operating Officer	1,609,419	(3)	3.2%
Yasushi Nagasaki	Chief Financial Officer	1,169,753	(4)	2.3%
George Sekulich	SVP of Global Commercialization	100,147	(5)	*
Charles Stark	SVP of Clinical Development and Medical Affairs, Clinical, Regulatory	228,210	(6)	*
Robert Dickey IV	Director	—		*
Alfred Lui, M.D., FCAP	Director	42,358		*
Masaharu Osato, M.D.	Director	738,896	(7)	1.5%
Lori Teranishi	Director	18,161	(8)	*
Jane Pine Wood	Director	—		*
Wei Peu Zen	Director	2,278,048	(9)	4.6%
Officers and Directors as a Group (11 persons)		20,112,132	(10)	36.9%

5% or More Owners
Telcon RF Pharmaceutical, Inc.		4,147,491	(11)	8.4%
__________
* Represents beneficial ownership of less than one percent (1%).
(1) Based on 49,311,864 shares of common stock issued and outstanding as of March 15, 2022.

(2) Includes 11,303,506 shares of common that are held jointly by Dr. Niihara and Soomi Niihara, his wife. Also includes 63,000 shares held by Soomi Niihara and 92,794 shares owned by Hope International Hospice, Inc., or Hope Hospice. Dr. Niihara is the chief executive officer and a co-director of Hope Hospice and shares voting and investment power over such shares. Also includes 1,102,651 shares underlying stock options and 1,365,189 shares underlying warrants."

(3) Includes 1,102,651 shares underlying stock options.
(4) Includes 1,102,651 shares underlying stock options.
(5) Includes 99,762shares underlying stock options.
(6) Includes 210,028 shares underlying stock options.
(7) Includes 516,152 shares held by Osato Medical Clinic and its pension plan. Also includes 217,029 shares underlying stock options.
(8) Includes 18,161 shares held by IQ PR, Inc.

(9) Includes 1,270,214 shares owned by Profit Preview International Group Limited, a Hong Kong limited company wholly owned by Mr. Zen. Excludes 521,827 shares owned by Smart Start investments Limited, a Hong Kong corporation and wholly owned subsidiary of Build King Holdings Limited, a Hong Kong stock exchange listed company, of which the Mr. Zen is a director and 9.96% shareholder, and 350,048 shares owned by Wealth Threshold Limited, a British Virgin Islands limited company and wholly owned subsidiary of Wai Kee Holdings Limited, a Hong Kong stock exchange listed company of which Mr. Zen is a director and 31.45% shareholder, as to which shares Mr. Zen disclaims beneficial ownership.

(10) Includes 3,838,272 shares underlying stock options and 1,365,189 shares underlying warrants.

(11) The information regarding Telcon RF Pharmaceutical, Inc. is based solely on its Schedule 13/G filed with the SEC on August 26, 2019. The address for the stockholder is S-Tower 14th Floor 439 Bongunsa-ro, Gangnam-gu, Seoul, South Korea.

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

Loans by Related Persons

In January 2020, we entered into revolving line of credit agreement with Dr. Yutaka Niihara. Under the agreement, at our request from time to time, Dr. Niihara may, but is not obligated to, loan or re-loan to us up to $1,000,000, including $600,000 loaned to us in December 2019. Outstanding amounts under the agreement are due and payable upon demand and bear interest, payable monthly, at a variable annual rate equal to the Prime Rate in effect from time to time plus 3%. In addition to the payment of interest, we agreed to pay Dr. Niihara an amount, which we refer to as a “tax gross-up,” intended to make him whole for federal and state income taxes payable by him with respect to interest paid to him the previous year. As of December 31, 2021, the outstanding balance under the revolving line of credit agreement of $400,000 was reflected on our consolidated balance sheet. With the tax-gross up, the effective interest rate on the outstanding balance as of December 31, 2021 was 10.4%. The revolving line of credit agreement will expire on November 22, 2022.

The following table sets forth information relating to loans from related parties evidenced by promissory notes payable and convertible promissory notes payable to related persons outstanding at any time during the fiscal year ended December 31, 2021 (amounts in thousands).

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2021	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Willis Lee (2)	12%	10/29/2020	Due on Demand	100	100	—	—
	Soomi Niihara (1)	12%	1/20/2021	Due on Demand	—	700	700	13
	Soomi Niihara (1)	12%	9/15/2021	Due on Demand	—	300	300	3
	Soomi Niihara (1)	12%	12/7/2021	Due on Demand	700	700	—	—
				Subtotal	$800	$1,800	$1,000	$16
Revolving line of credit
	Yutaka Niihara (1)	5.25%	12/27/2019	Due on Demand	400	800	400	35
				Subtotal	$400	$800	$400	$35
				Total	$1,200	$2,600	$1,400	$51

(1)	Soomi Niihara is the wife of Dr. Niihara, our Chairman and Chief Executive Officer.
(2)	Officer.

The proceeds of the above loans were used working capital purposes.

Policy for Approval of Related Party Transactions

The Audit Committee of our Board of Directors is responsible for reviewing and approving all related party transactions.

Board Independence

Our board of directors has determined that each of Masaharu Osato, M.D., Wei Peu Zen, Robert Dickey IV Jane Pine Wood, Alfred Lui, M.D. and Lori Teranishi is an “independent” director as defined by The NASDAQ Marketplace Rules currently in effect and all applicable rules and regulations of the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents all fees, including reimbursements for expenses, billed for professional services rendered by Baker Tilly US, LLP, our independent registered public accounting firm, for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Audit Fees	$218	$352
Audit–Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$218	$352

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

In fiscal 2021 and 2020, all audit services and the corresponding fees were approved by the Audit Committee.

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

		424B3	333-229660	Annex A	June 14, 2019
3.1	Restated Certificate of Incorporation.	10-K	001-35527	3.1	January 25, 2021
3.2	Amended and Restated By-Laws.	8-K	001-35527	3.4	July 22, 2019
4.1	Specimen Common Stock Certificate.					*
4.2+	MYnd Analytics, Inc. Amended and Restated 2012 Omnibus Incentive Compensation Plan	DEF14A	001-35527	Appendix A	November 2, 2018
4.3+	Form of Restricted Share Agreement under Amended and Restated 2012 Omnibus Incentive Compensation Plan.	10-K	001-35527	4.4	December 22, 2016
4.4+	Form of ISO Stock Option Award Certificate under Amended and Restated 2012 Omnibus Incentive Compensation Plan.	10-K	001-35527	4.5	December 22, 2016
4.5+	Form of NQSO Stock Option Award Certificate under Amended and Restated 2012 Omnibus Incentive Compensation Plan.	10-K	001-35527	4.6	December 22, 2016
4.6	Common Stock Purchase Warrant dated December 29, 2017.	10-K	000-142031	4.32	April 16, 2018
4.7	Convertible Promissory Note dated January 15, 2018.	10-Q	000-142031	4.1	May 15, 2018
4.8+	Emmaus Life Sciences, Inc. Amended and Restated 2011 Equity Incentive Plan.	DEF14A	000-53072	Annex A	September 19, 2014
4.9+	Form of Incentive Stock Option Agreement (Time-Based and Performance-Based Vesting) under 2011 Stock Incentive Plan.	8-K	000-142031	10.3a	May 4, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
4.10+	Form of Incentive Stock Option Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3b	May 4, 2011
4.11+	Form of Non-Qualified Stock Option Agreement (Time-Based and Performance-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3c	May 4, 2011
4.12+	Form of Non-Qualified Stock Option Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3d	May 4, 2011
4.13+	Form of the Restricted Stock Agreement (Time-Based and Performance-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3e	May 4, 2011
4.14+	Form of Restricted Stock Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3f	May 4, 2011
4.15	Form of Warrant to Purchase Shares of Common Stock dated as of September 24, 2018 by and between MYnd Analytics, Inc. and the holder party thereto.	10-K	001-35527	10.14	December 11, 2018
4.16	Warrant Agreement dated as of July 25, 2017 by and between MYnd Analytics, Inc. and American Stock Transfer & Trust Company, LLC, including form of Warrant Certificate attached thereto.	10-Q	001-35527	4.9	August 14, 2017
4.17	Amendment dated June 28, 2019 to Warrant Agreements, dated July 19, 2017 and July 25, 2017, respectively, between MYnd Analytics, Inc. and American Stock Transfer & Trust Company, LLC.	8-K	001-35527	4.1	June 28, 2019
4.18	Form of Warrant dated as of March 29, 2018 by and between MYnd Analytics, Inc. and the holder signatory thereto.	8-K	001-35527	10.2	April 3, 2018
4.19	Form of Second Amended and Restated Common Stock Purchase Warrant.	8-K	001-35527	4.2	February 27, 2020
4.20	Contingent Common Stock Purchase Warrant	10-K	001-35527	4.24	May 4, 2021
4.21	Form of July 31, 2020 Common Stock Purchase Warrants	10-K	001-35527	4.25	May 4, 2021
4.22	Form of September 22, 2020 Common Stock Purchase Warrants	8-K	001-35527	10.1	September 24, 2020
4.23	Form of October 8, 2020 Common Stock Purchase Warrants	10-K	001-35527	4.27	May 4, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.1	Form of Registration Rights Agreement dated as of March 28, 2018 by and between MYnd Analytics, Inc. and the holder(s) signatory thereto.	8-K	001-35527	10.1	April 3, 2018
10.2	Amended and Restated Separation Agreement dated as of March 27, 2019 by and among MYnd Analytics, Inc., a Delaware corporation, and MYnd Analytics, Inc., a California corporation.	424B3	333-229660	Annex B	June 14, 2019
10.3	Loan Agreement dated as October 3, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and EJ Holdings, Inc.	10-Q	001-35527	10.7	November 13, 2019
10.4+	Executive Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Yutaka Niihara, M.D., M.P.H.	8-K	000-142031	10.12	May 4, 2011
10.5+	Executive Employment Agreement dated as of April 5, 2011 by and between Emmaus Medical, Inc. and Willis Lee.	8-K	000-142031	10.13	May 4, 2011
10.6+	Form of Indemnification Agreement between Emmaus Life Sciences, Inc. (formerly EMI Holding, Inc.) and its former and current directors and officers.	8-K	000-142031	10.20	May 4, 2011
10.7	Letter of Intent by and between Ajinomoto Aminoscience LLC and Emmaus Medical, Inc.	8-K/A	000-142031	10.24	July 5, 2011
10.8	Office Lease dated October 20, 2014 by and between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and Bixby Torrance LLC.	10-K	001-35527	10.23(F)	March 31, 2015
10.9	First Amendment to Office Lease Agreement dated February 1, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	000-142031	10.24a	March 21, 2019
10.10	Second Amendment to Office Lease Agreement dated December , 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	000-142031	10.24b	March 21, 2019
10.11	Third Amendment to Office Lease Agreement dated September 10, 2019 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	001-35527	10.23	January 25, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.12	Revised Management Control Acquisition Agreement dated September 29, 2017 by and among the registrant, Telcon Holdings, Inc. and Telcon, Inc. (now known as Telcon RF Pharmaceutical Inc.)	10-Q	000-142031	10.3	November 14, 2017
10.13	Distributor agreement entered into as of June 15, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.25	January 25, 2021
10.14	Amendment for Distributor Agreement entered into as of January 11, 2018 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.26	January 25, 2021
10.15	Raw Material Supply Agreement dated July 12, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.27	January 25, 2021
10.16	API Supply Agreement made as of June 16, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.28	January 25, 2021
10.17	Additional Agreement made as of July 2, 2018 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.) and add asterixis in Filed/Furnished column.	10-K	001-35527	10.29	January 25, 2021
10.18	Convertible Bond Purchase Agreement between Emmaus Life Sciences, Inc. and Telcon RF Pharmaceutical, Inc.	10-K	001-35527	10.34	January 25, 2021
10.19	Right to Sell (Call Option) Agreement between Emmaus Life Sciences, Inc. and Telcon RF Pharmaceutical, Inc.	10-K	001-35527	10.35	January 25, 2021
10.20	Loan Agreement Dated October 28, 2020 Between Emmaus Life Sciences, Inc. and EJ Holdings, Inc.	8-K	001-35527	10.1	November 13, 2020
10.21	Amendment No. 1 to Loan Agreement dated January 5, 2022 between Emmaus Life Sciences, Inc. and EJ Holdings, Inc.					*

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.22	License Agreement with Kainos Medicine, Inc. and Emmaus Life Sciences, Inc.					*
10.23	Promissory Note dated April 24, 2021 issued by registrant to Eastwind, Ltd.	10-Q	001-35527	10.1	September 1, 2021
10.24	Promissory Note dated February 17, 2021 issued by registrant to Shigeru Matsuda.	10-Q	001-35527	10.2	September 1, 2021
10.25	Promissory Note dated May 26, 2021 issued by registrant to Shigeru Matsuda.	10-Q	001-35527	10.2	September 1, 2021
10.26	Promissory Note dated December 7, 2021 issued by registrant to Soomi Niihara.					*
10.27+	Credit Access and Loan Agreement dated as of January 10, 2020 by and between Emmaus Life Sciences, Inc. and Yutaka Niihara, M.D., M.P.H.	10-K	001-35527	10.37	January 25, 2021
10.28	Amendment No. 2 to Convertible Promissory Note of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) dated as of January 15, 2020	10-K	001-35527	10.37	May 4, 2021
10.29	Amendment No. 3 to Convertible Promissory Note as of June 15, 2020 of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.)	10-K	001-35527	10.38	May 4, 2021
10.30	Securities Purchase Agreement dated as of February 8, 2021 among Emmaus Life Sciences, Inc. and the “Purchasers” thereunder, including form of Convertible Promissory Note attached thereto as Exhibit A	8-K	001-35527	10.1	February 16, 2021
10.31	Transfer Restriction and Voting Agreement dated as of February 8, 2021 between Emmaus Life Sciences, Inc. and the “Purchasers” thereunder.	8-K	001-35527	10.2	February 16, 2021
10.32	Warrant to Purchase Shares of Common Stock issued on May 10, 2016 as amended.	10-Q	000-53072	4.3	November 14, 2016
10.33	Guaranty dated December 9, 2020 by Emmaus Life Sciences, Inc. in favor or Prestige Capital, Inc.	8-K	001-35527	10.2	February 22, 2021
21.1	List of Subsidiaries.	10-K	001-35527	21.1	January 25, 2021
23.1	Consent of Independent Registered Public Accounting Firm Baker Tilly US, LLP.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Chief Executive Office and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________________________

+ Management contract or compensatory plan, contract or arrangement

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, California.

Emmaus Life Sciences, Inc.

By:	/s/ Yutaka Niihara
Yutaka Niihara, M.D., M.P.H.
Title:	Chairman and Chief Executive Officer
Date	March 31, 2022

By:	/s/ Yasushi Nagasaki
Yasushi Nagasaki
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date	March 31, 2022

F-74

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Yutaka Niihara, M.D., M.P.H. and Yasushi Nagasaki, jointly and severally, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

By:	/s/ Willis Lee
Willis Lee
Title:	Director and Chief Operating Officer
Date	March 31, 2022

By:	/s/ Masaharu Osato
Masaharu Osato, M.D.
Title:	Director
Date	March 31, 2022

By:	/s/ Robert Dickey
Robert Dickey IV
Title:	Director
Date	March 31, 2022

By:	/s/ Jane Pine Wood
Jane Pine Wood
Title:	Director
Date	March 31, 2022

By:	/s/ Alfred Lui
Alfred Lui, M.D.
Title:	Director
Date	March 31, 2022

By:	/s/ Lori Teranishi
Lori Teranishi
Title:	Director
Date	March 31, 2022

F-75

INDEX TO FINANCIAL STATEMENTS

EMMAUS LIFE SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Emmaus Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emmaus Life Sciences, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' deficit, and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring operating losses and its current liabilities exceed its current assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

REVENUE RECOGNITION - VARIABLE CONSIDERATION

Critical Audit Matter Description

As described in Note 2 to the financial statements, the Company records revenue at the transaction price, net of estimates for variable consideration consisting primarily of chargebacks, discounts, and returns, which are established at the time of sales. The Company recorded sales deductions of $6.2 million during the year ended of December 31, 2021. Actual amounts of consideration ultimately received may differ from estimates. If actual results vary materially from estimates, the Company will adjust these estimates, which will affect net sales of the products and results from operations in the period such estimates are adjusted.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

▪	Obtained an understanding of the Company’s process and key controls related to the determination of sales deductions.
▪	Evaluating the Company’s accounting policies related to the determination of variable consideration in the calculation of the transaction price.
▪

Evaluating the reasonableness of management’s estimate of variable consideration in accordance with their accounting policies based on contractual terms and historical data and variable consideration estimates.

▪	Tested variable consideration amounts on a sample basis by recalculating recorded amounts based on contractual terms.
▪	Tested the mathematical accuracy of management’s calculations of net revenue and the associated timing of net revenue recognized in the financial statements.

INVESTMENT IN CONVERTIBLE BOND AND CONVERTIBLE NOTES PAYABLE – DETERMINATION OF FAIR VALUE

Critical Audit Matter Description

As described in Note 5 to the financial statements, the Company purchased a convertible bond and elected the fair value accounting option. The fair value of the convertible bond was $26.1 million as of December 31, 2021. The fair value was determined using a Lattice pricing model and the change in fair value was recorded as part of other comprehensive income (loss).

As described in Note 7 to the financial statements, the Company issued convertible notes payable resulting in liability treatment of the conversion feature. The fair value of the conversion feature was $7.5 million as of December 31, 2021 The fair value was determined using a Lattice pricing model and the change in fair value was recorded as part of other comprehensive income (loss).

We identified the determination of the fair value using the binomial lattice model as a critical audit matter. Significant judgment is exercised by the Company in determining the fair value of the convertible bond and the conversion feature of the convertible notes payable. Given these factors, the related audit effort in evaluating management’s judgments in determining the fair value of the convertible bond and the conversion feature of the convertible notes payable was complex and required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

▪	Obtaining an understanding of the Company’s process of accounting for convertible bonds and the conversion feature of the convertible notes payable.
▪	Obtaining and reviewing the agreements.
▪	Evaluating the methods and significant assumptions used by the Company’s valuation professional.
▪	Testing the accuracy and the completeness of the underlying data and the mathematical accuracy of the valuation report.
▪

Utilizing auditor’s valuation specialist to assist in the evaluation of the methodology used by the Company and assumptions included in determining the fair value of the convertible bond and the conversion feature of the convertible notes payable

▪	Evaluating the related disclosures in the financial statements.

/s/ BAKER TILLY US, LLP

We have served as the Company's auditor since 2020.

San Diego, California

March 31, 2022

Emmaus Life Sciences, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of
	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,279	$2,487
Accounts receivable, net	1,040	198
Inventories, net	4,392	7,087
Prepaid expenses and other current assets	1,380	1,485
Total current assets	9,091	11,257
Property and equipment, net	147	120
Equity method investment	17,616	15,925
Right of use assets	3,485	4,072
Investment in convertible bond	26,100	27,866
Other assets	295	296
Total assets	$56,734	$59,536
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,189	$7,460
Operating lease liabilities, current portion	740	1,143
Conversion feature derivative, notes payable	7,507	7
Other current liabilities	4,404	2,699
Revolving line of credit from related party	400	800
Warrant derivative liabilities	1,503	1,071
Notes payable, current portion	2,399	4,588
Notes payable to related parties	800	134
Convertible debentures, net of discount	—	5,480
Convertible notes payable, net of discount	10,158	—
Total current liabilities	37,100	23,382
Operating lease liabilities, less current portion	3,261	3,470
Other long-term liabilities	33,173	34,470
Notes payable, less current portion	1,500	222
Convertible notes payable, net of discount	3,150	3,150
Total liabilities	78,184	64,694
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 250,000,000 shares authorized, shares 49,311,864 and 48,987,189 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	49	49
Additional paid-in capital	220,022	218,728
Accumulated other comprehensive income (loss)	(255)	1,144
Accumulated deficit	(241,266)	(225,079)
Total stockholders’ deficit	(21,450)	(5,158)
Total liabilities & stockholders’ deficit	$56,734	$59,536

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	Twelve Months Ended December 31,
	2021	2020
REVENUES, NET	$20,610	$23,167
COST OF GOODS SOLD	3,312	2,248
GROSS PROFIT	17,298	20,919
OPERATING EXPENSES
Research and development	4,110	2,408
Selling	5,878	4,865
General and administrative	13,438	13,678
Total operating expenses	23,426	20,951
LOSS FROM OPERATIONS	(6,128)	(32)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment, net	(365)	(1,425)
Change in fair value of warrant derivative liabilities	(432)	392
Change in fair value of conversion feature derivative, notes payable	(1,906)	112
Net gain on investment in marketable securities	—	7,672
Net loss on equity method investment	(2,733)	(2,060)
Foreign exchange gain (loss)	(2,017)	1,502
Interest and other income	761	801
Interest expense	(3,101)	(5,989)
Total other income (expense)	(9,793)	1,005
INCOME (LOSS) BEFORE INCOME TAXES	(15,921)	973
INCOME TAXES (BENEFIT)	25	(381)
NET INCOME (LOSS)	(15,946)	1,354

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on debt securities available for sale (net of tax)	(1,766)	1,280
Foreign currency translation adjustments	367	(57)
Other comprehensive income (loss)	(1,399)	1,223
COMPREHENSIVE INCOME (LOSS)	$(17,345)	$2,577
EARNINGS (NET LOSS) PER COMMON SHARE - BASIC and DILUTED	$(0.32)	$0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	49,253,156	48,897,004

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of changes IN stockholders’ deficit

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	deficit
Balance, January 1, 2020	48,471,446	$48	$215,207	$(79)	$(226,229)	$(11,053)
Fair value of warrants including down-round protection adjustments	—	—	2,641	—	(204)	2,437
Common stock issued for cash (net of issuance cost)	515,743	1	141	—	—	142
Share-based compensation	—	—	739	—	—	739
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	1,280	—	1,280
Foreign currency translation effect	—	—	—	(57)	—	(57)
Net income	—	—	—	—	1,354	1,354
Balance, December 31, 2020	48,987,189	$49	$218,728	$1,144	$(225,079)	$(5,158)
Fair value of warrants including down-round protection adjustments	—	—	241	—	(241)	—
Common stock issued for services	324,675	—	500	—	—	500
Share-based compensation	—	—	553	—	—	553
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	(1,766)	—	(1,766)
Foreign currency translation effect	—	—	—	367	—	367
Net loss	—	—	—	—	(15,946)	(15,946)
Balance, December 31, 2021	49,311,864	$49	$220,022	$(255)	$(241,266)	$(21,450)

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(15,946)	$1,354
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	59	60
Inventory reserve	2,221	1,134
Amortization of discount of notes payable and convertible notes payable	1,810	4,027
Foreign exchange adjustments	2,004	(679)
Tax benefit recognized on unrealized gain on debt securities	—	(427)
Net gain on investment in marketable securities	—	(7,672)
Loss on equity method investment, net	2,733	2,060
Loss on debt extinguishment, net	365	1,425
Gain on disposal of property and equipment	(1)	—
Share-based compensation	553	739
Shares issued for services	500	—
Change in fair value of warrant derivative liabilities	432	(392)
Change in fair value of conversion feature derivative, note payable	1,906	(112)
Net changes in operating assets and liabilities
Accounts receivable	(845)	1,953
Inventories	462	(245)
Prepaid expenses and other current assets	93	33
Other non-current assets	566	380
Income tax receivable and payable	(30)	(100)
Accounts payable and accrued expenses	2,060	(3,345)
Other current liabilities	707	(3,052)
Other long-term liabilities	(903)	408
Net cash flows used in operating activities	(1,254)	(2,451)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	—	35,601
Purchases of property and equipment	(73)	(15)
Purchase of convertible bonds	—	(26,160)
Loan to equity method investee	(6,304)	(3,956)
Net cash flows (used in) provided by investing activities	(6,377)	5,470
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued, net of issuance cost and discount	1,700	2,765
Proceeds from convertible notes payable issued	14,490	—
Payments of notes payable	(1,579)	(1,717)
Payments of convertible notes	(7,200)	(3,500)
Proceeds from issuance of common stock, net of issuance cost	—	142
Net cash flows provided by (used in) financing activities	7,411	(2,310)
Effect of exchange rate changes on cash	12	9
Net (decrease) increase in cash, cash equivalents and restricted cash	(208)	718
Cash, cash equivalents and restricted cash, beginning of period	2,487	1,769
Cash, cash equivalents and restricted cash, end of period	$2,279	$2,487
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$945	$1,481
Income taxes paid	$21	$144
NON-CASH INVESTMENT AND FINANCING ACTIVITIES
Debt discount due to conversion features derivative	$5,555	$—
Debt discount due to warrant issued with debt	$—	$3,808

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Notes to consolidated financial statements

NOTE 1—DESCRIPTION OF BUSINESS

Organization—On July 17, 2019 Emmaus Life Sciences, Inc. (formerly, “MYnd Analytics, Inc.” and herein the “Company” or “Emmaus”) completed its merger transaction (the “Merger”) with EMI Holding, Inc., formerly known as Emmaus Life Sciences, Inc. (“EMI”). In the Merger, a wholly owned subsidiary of the Company merged into EMI Holding, with EMI Holding surviving the Merger as a wholly owned subsidiary. Immediately after completion of the Merger, the Company changed its name to “Emmaus Life Sciences, Inc.”

The Merger was treated as a reverse recapitalization under the acquisition method of accounting in accordance with accounting principles generally accepted in the U.S. (“GAAP”) For accounting purposes, EMI Holding was considered to have acquired the Company.

In connection with and prior to the Merger, the Company contributed and transferred to Telemynd, Inc. (“Telemynd”), a newly formed, subsidiary of the Company, all or substantially all of the Company’s historical business, assets and liabilities and the Company’s board of directors declared a stock dividend of share of the Telemynd common stock held by the Company for each outstanding share of Company common stock after giving effect to a 1-for-6 reverse stock of the Company’s outstanding shares of common stock. The dividend, together with the contribution and transfer of the Company’s historical business, assets, and liabilities described above, is referred to as the “spin-off.”

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

 Nature of Business—The Company is a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sales of innovative treatments and therapies, primarily for rare and orphan diseases. The Company’s lead product Endari® (prescription grade L-glutamine oral powder) is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”) in adult and pediatric patients five years of age and older. Endari® has received Orphan Drug designation from the FDA and Orphan Medicinal designation from the European Commission, which designations generally afford marketing exclusivity for Endari® for a seven-year period in the U.S. and for a ten-year period in the European Union, respectively, following marketing approval.

Endari® is marketed and sold by the internal commercial sales team. Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. The Company has agreements in place with the nation’s leading distributors, as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide.

On July 4, 2018, the FDA acknowledged receipt of the Company’s investigational new drug application, or IND, for the treatment of diverticulosis using the same prescription-grade L-glutamine (“PGLG”) oral powder used in Endari®. The Company subsequently received a “Study May Proceed” letter from the FDA. In April 2019 the Company commenced a Pilot/Phase 1 study of the safety and efficacy of PGLG oral powder in diverticulosis. The study will evaluate the change in the number and size of colonic diverticula and assess safety in a total of up to 10 to 15 patients at multiple study sites.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation—The accompanying consolidated financial statements have been prepared in accordance with GAAP codified in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Going concern— The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $15.9 million for the year ended December 31, 2021. In addition, the Company has a significant amount of notes payable and other obligations due within the next twelve months and is projecting that its operating losses and expected capital needs, including the expected costs relating to the commercialization of Endari® in the Middle East North Africa region and elsewhere, will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. In order to meet the Company’s expected obligations, the Company will need to raise additional funds through related-party loans, equity and debt financings or licensing or other strategic agreements. The Company has no understanding or arrangement for any additional financing, and there can be no assurance that the Company will be able to complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of this filing. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of consolidation—The consolidated financial statements include the accounts of the Company and its Holding, Inc. subsidiary and EMI Holding’s wholly‑owned subsidiary, Emmaus Medical Inc., and Emmaus Medical, Inc’s wholly‑owned subsidiaries. All significant intercompany transactions have been eliminated.

Estimates—Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant assumptions made by management include those relating to revenue recognition on product sales, the estimated useful lives of equipment, impairment of assets, the variables used to calculate the valuation of conversion features, stock options and warrants, and estimated accruals on an ongoing basis. The Company’ bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. To the extent there are material differences between these estimates and actual results, the Company’s financial statements will be affected.

Revenue recognition— The Company realizes net revenues primarily from sales of Endari® to distributors and specialty pharmacy providers. Distributors resell Endari® to other pharmacy and specialty pharmacy providers, health care providers, hospitals, and clinics. In addition to agreements with these distributors, the Company has contractual arrangements with specialty pharmacy providers, in-office dispensing providers, physician group purchasing organizations, pharmacy benefits managers and government entities that provide for government-mandated or privately negotiated rebates, chargebacks and discounts with respect to the purchase of Endari®. These various discounts, rebates, and chargebacks are referred to as “variable consideration.” Revenue from product sales is recorded net of variable consideration.

Under ASC 606 Revenue from Contracts with Customers, the Company recognizes revenue when its customers obtain control of the Company's product, which typically occurs on delivery. Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for the product, or transaction price. To determine revenue recognition for contracts with customers within the scope of ASC 606, the Company performs the following 5 steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the Company’s performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the relevant performance obligations.

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

Sales Discounts: The Company provides its customers prompt payment discounts and from time to time offers additional discounts for bulk orders that are recorded as a reduction of revenues in the period the revenues are recognized.

Product Returns: The Company offers distributors a right to return product purchased principally based upon (i) overstocks, (ii) inactive product or non-moving product due to market conditions, and (iii) expired products. Product return allowances are estimated and recorded at the time of sale.

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

Leases — In accordance with ASC 842 Leases, the Company determines whether an arrangement is a lease at inception. For leases where the Company is the lessee, right-of-use assets and operating lease liabilities are recognized based on the present value of remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company has used an estimated incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. For all lease agreements, lease and non-lease components are combined. No right-of-use asset and related lease liability are recorded for leases with an initial term of 12 months or less.

Cash and cash equivalents—Cash and cash equivalents include short‑term securities with original maturities of less than ninety days. The Company maintains its cash and cash equivalents at insured financial institutions, the balances of which may, at times, exceed federally insured limits. Management believes that the risk of loss due to the concentration is minimal.

Accounts receivable— Accounts receivables are primarily attributable to product sales to customers. The Company makes judgements as to its ability to collect outstanding receivables and provides an allowance for receivables if and when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the quality and age of those invoices. The Company believes the credit risks associated with its customers are not significant.

Factoring accounts receivable— Emmaus Medical, Inc., or Emmaus Medical, the Company’s indirect wholly owned subsidiary, entered into a purchase and sales agreement with Prestige Capital Finance, LLC or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 75% of the face amount of the accounts receivable, subject to a $7.5 million cap on advances at any time. The balance of the face amount of the accounts receivables will be reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable. Emmaus Medical’s obligations to Prestige Capital under the purchase and sale agreement are secured by a security interest in the accounts receivable and all or substantially all other assets of Emmaus Medical. In connection with the purchase and sale agreement, Emmaus guarantees Emmaus Medical’s obligations under the purchase and sale agreement. At December 31, 2021, accounts receivable included approximately $587,000 of factoring accounts receivable, and other current liabilities included approximately $12,000 of liabilities from factoring. For year ended December 31, 2021, the Company incurred approximately $317,000 of factoring fees.

Inventories—Inventories consist of raw materials, finished goods and work-in-process and are valued on a first‑in, first‑out basis at the lesser of cost or net realizable value. Work‑in‑process inventories consist of L‑glutamine for the Company’s products that has not yet been packaged and labeled for sale. Substantially all raw materials purchase during the years ended December 31, 2021 and 2020 were supplied, directly or indirectly by one supplier. Inventories are presented net of reserves totaling $3.4 million and $1.2 million for the year ended December 31, 2021 and 2020, respectively.

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

If the Company determines that the carrying values of long‑lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is reflected in the consolidated statement of operations in the period in which the long‑lived asset impairment is determined to have occurred. No impairment existed as of December 31, 2021 and 2020.

Research and development—Research and development consists of expenditures for the research and development of the Company’s products and product candidates, which primarily involve contract research, payroll‑related expenses and other related supplies. Research and development costs are expensed as incurred.

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

As of December 31, 2021 and December 31, 2020, the Company had no unrecognized tax benefits and no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest or penalties, such amounts will be classified as income tax expense in the financial statements.

Comprehensive income (loss)—Comprehensive income (loss) includes net loss and other comprehensive income (loss) relating to foreign translation adjustments of the Company’s subsidiaries and change in fair value of investment in convertible bond classified as available for sale.

Equity method investment – The Company owns 40% of the capital shares of EJ Holdings. A variable interest entity (“VIE”) such as EJ Holdings is to be consolidated by its primary beneficiary if the beneficiary has both a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The Company determined that it does not meet the power criterion for consolidating EJ Holdings and, accordingly, accounts for its variable interest in EJ Holdings under the equity method.

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

Financial instruments—Financial instruments included in the financial statements are comprised of cash and cash equivalents, restricted cash, investment in convertible bond, accounts receivable, warrant derivative liabilities, accounts payable, certain accrued liabilities, convertible notes payable, notes payable, conversion feature liabilities and other contingent liabilities.

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

Certain outstanding warrants contain price adjustment provisions and, consequently, are accounted for as liabilities that are remeasured at fair value on a recurring basis using Level 3 inputs. The level 3 inputs in the valuation of the warrants include expected term and expected volatility as discussed in Note 8.

Earnings (loss) per share—In accordance with ASC 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Dilutive income (loss) per share is computed in a manner similar to the basic income (loss) per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2021 and 2020, there were 23,310,698 shares and 18,449,925 shares, respectively of potentially dilutive securities outstanding. None of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti‑dilutive for all periods presented.

Segment reporting—The Company operates in one reportable segment.

Recent accounting pronouncements— In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance is effective for annual reporting periods beginning after December 15, 2023 for small reporting companies, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this may have on the Company’s financial position and results of operations.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this ASU did not have a material impact on its financial statements.

NOTE 3—REVENUES, NET

Revenues by category were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Endari®	$20,117	22,564
Other	493	603
Revenues, net	$20,610	$23,167

The following table summarizes the revenue allowance and accrual activities for the years ended December 31, 2021 and 2020 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2019	$228	$1,354	$315	1,897
Provision related to sales in the current year	2,686	3,752	245	6,683
Adjustments related to prior period sales	16	(44)	(87)	(115)
Credit and payments made	(2,796)	(2,943)	—	(5,739)
Balance as of December 31, 2020	134	2,119	473	2,726
Provision related to sales in the current year	3,065	3,845	234	7,144
Adjustments related to prior period sales	13	226	(148)	91
Credit and payments made	(1,731)	(3,057)	(20)	(4,808)
Balance as of December 31, 2021	$1,481	$3,133	$539	$5,153

The following table sets forth information regarding customers that accounted for 10% or more of net revenues:

	Revenue for year ended December 31,
	2021	2020
Customer A	50%	60%
Customer B	29%	20%
Customer C	10%	8%

The Company is party to a distributor agreement with Telcon RF Pharmaceutical, Inc., or Telcon, pursuant to which it granted Telcon exclusive rights to the Company’s PGLG oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from the Company specified minimum quantities of the finished product. In a related license agreement with Telcon, the Company agreed to use commercially reasonable best efforts to obtain product registration in these territories within three years of obtaining FDA marketing authorization for PGLG in this indication. Telcon has the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the Company would be obliged to repay Telcon the $10 million upfront fee. The upfront fee of $10 million is included in other long-term liabilities as unearned revenue as of December 31, 2021 and 2020. Refer Notes 11 and 12 for additional details of the Company’s agreement with Telcon.

The Company received a non-refundable deposit of $500,000 in connection with entering into a distribution agreement with a strategic partner in 2018 to distribute Endari® in the Middle East and North Africa region. The payment was originally recorded as unearned revenue and included in other long-term liabilities to be recognized as revenue when the performance obligations are satisfied. During 2020, the agreement was terminated, and the Company recognized $500,000 in other income.

NOTE 4—SELECTED FINANCIAL STATEMENT ASSETS

Inventories consisted of the following (in thousand):

	As of December 31,
	2021	2020
Raw materials and components	$1,439	$1,486
Work-in-process	115	721
Finished goods	6,228	6,064
Inventory reserve	(3,390)	(1,184)
Total	$4,392	$7,087

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2021	2020
Prepaid insurance	$660	$388
Prepaid expenses	326	454
Other current assets	394	643
Total	$1,380	$1,485

Property and equipment consisted of the following (in thousands):

	As of December 31,
	2021	2020
Equipment	$342	$347
Leasehold improvements	39	39
Furniture and fixtures	103	99
Construction-in-progress	57	—
Total property and equipment	541	485
Less: accumulated depreciation	(394)	(365)
Property and equipment, net	$147	$120

For each of the years ended December 31, 2021 and 2020, depreciation expense was approximately $46,000.

NOTE 5 — INVESTMENTS

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% a year, payable quarterly. Beginning October 16, 2021, the Company became entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately $8.00, per share. The initial conversion price is subject to downward adjustment on a monthly based on the volume-weighted average market price of Telcon shares as reported on Korean Securities Dealers Automated Quotations (“KOSDAQ”) Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares and to customary antidilution adjustments upon a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. The conversion price as of December 31, 2021 is set forth in the “investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right described above or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Note 6 and Note 11. Refer to Note 14 for a description of subsequent events relating to the pledge of collateral to Telcon.

Concurrent with the purchase of the convertible bond, the Company entered into an agreement dated September 28, 2020 with Telcon pursuant to which Telcon or its designee is entitled to repurchase, at par, up to 50% in principal amount of the convertible bond commencing October 16, 2021 and prior to maturity. If the Company transfers the convertible bond, it will be obliged under the agreement to see to it that the transferee is bound by such option.

The Company has elected fair value option to measure the investment in convertible bond. The investment in convertible bonds is classified available for sale and remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other comprehensive income (loss). The fair value and any changes in fair value in convertible bonds are determined using a binominal lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock over successive periods of time.

The following table sets forth the fair value of the investment in convertible bond as of December 31, 2021 and 2020 (in thousands):

Investment in convertible bonds	December 31, 2021	December 31, 2020
Balance, beginning of period	$27,866	$—
Fair value at issuance date	—	22,059
Change in fair value included in the statement of other comprehensive income (loss)	(1,766)	5,807
Balance, end of period	$26,100	$27,866

The fair values as of December 31, 2021 and December 31, 2020 were based upon following assumptions:

	December 31, 2021	December 31, 2020
Principal outstanding (South Korean won)	KRW 30 billion	KRW 30 billion
Stock price	KRW 2,925	KRW 6,060
Expected life (in years)	8.79	9.79
Selected yield	10.50%	10.50%
Expected volatility (Telcon common stock)	81.31%	85.80%
Risk-free interest rate (South Korea government bond)	2.19%	1.72%
Expected dividend yield	0.00%	0.00%
Conversion price	KRW 2,847 (US$2.39)	KRW 6,028 (US$5.54)

Equity method investment – During 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings Inc., or EJ Holdings, to acquire, own and operate an amino acids manufacturing facility in Ube, Japan. In connection with the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings voting shares. JIP owns 60% of EJ Holdings voting shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.6 million. The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. The loan matures on September 30, 2028 and bears interest at the rate of 1% payable annually. The parties also contemplated that the Ube facility will eventually supply the Company with the facility’s output of amino acids, that the operation of the facility will be principally for the Company’s benefit and, as such, that major decisions affecting EJ Holdings and the Ube facility will be made by EJ Holdings’ board of directors, a majority of which are representatives of JIP, in consultation with the Company. During the years ended December 31, 2021 and 2020, the Company made additional loans to EJ Holdings of $6.3 million and $4.0 million, respectively. As of December 31, 2021, and 2020, the loan receivables from EJ Holdings were approximately $22.6 million and $18.6 million, respectively included in Equity method investment on the consolidated balance sheet.

EJ Holdings is engaged in retrofitting the Ube facility in order to seek regulatory approvals for the manufacture of PGLG in accordance with cGMP. EJ Holdings has had no revenues since its inception, has depended on loans from the Company to acquire the Ube facility and fund its operations and will continue to be dependent on loans from the Company or other financing unless and until the Ube facility is activated and EJ Holdings can secure customers for its products.

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

The Company’s share of the losses reported by EJ Holdings are classified as net losses on equity method investment. The investment is evaluated for impairment if facts and circumstances indicate that the carrying value may not be recoverable, an impairment charge would be recorded.

 The following table sets forth certain financial information of EJ Holdings as for December 31, 2021 and 2020 and for the 12 months ended December 31, 2021 and 2020 (in thousands)

	As of December 31,
	2021 (Unaudited)	2020 (Unaudited)
ASSETS
Current assets	$505	$1,136
Other assets	10,585	11,824
Total assets	$11,090	$12,960
LIABILITIES
Current liabilities	$931	$987
Long-term liabilities	22,589	18,560
Total liabilities	$23,520	$19,547
Noncontrolling interest	$(7,458)	$(3,952)

	12 Month Ended December 31,
	2021 (Unaudited)	2020 (Unaudited)
Revenue, net	$234	$261
Net loss	$(6,833)	$(5,150)

NOTE 6—SELECTED FINANCIAL STATEMENT LIABILITIES

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accounts payable:
Clinical and regulatory expenses	$534	$262
Professional fees	477	252
Selling expenses	932	395
Manufacturing cost	378	596
Other vendors	262	518
Total accounts payable	2,583	2,023
Accrued interest payable, related parties	91	41
Accrued interest payable	579	627
Accrued expenses:
Payroll expenses	1,097	1,053
Government rebates and other rebates	4,371	2,659
Due to equity method investee	—	545
Other accrued expenses	468	512
Total accrued expenses	5,936	4,769
Total accounts payable and accrued expenses	$9,189	$7,460

Other current liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Trade discount	$3,000	$2,000
Other current liabilities	1,404	699
Total other current liabilities	$4,404	$2,699

Other long-term liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Trade discount	$23,148	$24,453
Unearned revenue	10,000	10,000
Other long-term liabilities	25	17
Total other long-term liabilities	$33,173	$34,470

On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual target for bulk containers of PGLG. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain items of the API Supply Agreement (the “revised API agreement”). The Company purchased $0.4 million and $2.2 million of PGLG from Telcon during years ended December 31, 2021, and 2020, respectively, of which $382,000 and $208,000 were reflected in accounts payable as of December 31, 2021 and 2020, respectively. The revised API agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, Telcon may be entitled to payment of the shortfall or to offset the shortfall against the Telcon convertible bond and proceeds there of that are pledged as a collateral to secure our obligations. See Note 11 and Note 14 for additional details.

NOTE 7—NOTES PAYABLE

Notes payable consisted of the following at December 31, 2021 and 2020 (in thousands except for conversion price and shares):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2021	Unamortized Discount December 31, 2021	Carrying Amount December 31, 2021	Shares Underlying December 31, 2021
Notes payable
2013	10%	Due on demand	—		$869	$—	$869	—
2021	11%	Due on demand - 2 years	—		3,030	—	3,030	—
					$3,899	$—	$3,899	—
		Current			$2,399	$—	$2,399	—
		Non-current			$1,500	$—	$1,500	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100	—
2021	12%	Due on demand	—		700	—	700	—
					$800	$—	$800	—
		Current			$800	$—	$800	—
Convertible notes payable
2020	12%	3 years	$10.00	(b)	3,150	—	3,150	316,756
2021	2%	3 years	$1.48	(a)	14,490	4,332	10,158	9,856,343
					$17,640	$4,332	$13,308	10,173,099
		Current			$14,490	$4,332	$10,158	9,856,343
		Non-current			$3,150	$—	$3,150	316,756
		Grand 'Total			$22,339	$4,332	$18,007	10,173,099

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2020	Unamortized Discount December 31, 2020	Carrying Amount December 31, 2020	Shares Underlying Notes December 31, 2020
Notes payable
2013	10%	Due on demand	—		$969	$—	$969	—
2019	11%	Due on demand	—		2,899	—	2,899	—
2020	1%-11%	Due on demand - 2 years	—		942	—	942	—
					$4,810	$—	$4,810	$—
		Current			$4,588	$—	$4,588	—
		Non-current			$222	$—	$222	—
Notes payable - related parties
2016	10%	Due on demand	—		$20	$—	$20	—
2019	10%	Due on demand	—		14	—	14	—
2020	12%	Due on demand	—		100	—	100	—
					$134	$—	$134	—
		Current			$134	$—	$134	—
Convertible debentures
2019	10%	18 months	$2.00-$9.52	(a)	$7,200	$1,720	$5,480	3,630,000
					$7,200	$1,720	$5,480	3,630,000
		Current			$7,200	$1,720	$5,480	3,630,000
Convertible note payable
2018	12%	2 years	$10.00	(b)	$3,150	$—	$3,150	316,723
					$3,150	$—	$3,150	316,723
		Current			$3,150	$—	$3,150	316,723
		Grand 'Total			$15,294	$1,720	$13,574	3,946,723

(a) The notes are convertible into Emmaus Life Sciences, Inc. shares. Beginning February 28, 2022, the holder is entitled to call for early redemption, only if the Company’s common stock is not approved for listing on the NYSE American, the Nasdaq Capital Market or other Trading Market (as defined in the agreement). As the Company's common stock is not approved for listing, the notes were classified as current.

(b) This note is convertible into EMI Holdings Inc. shares.

The weighted-average stated interest rate of notes payable was 6% and 10%, respectively, for the years ended December 31, 2021 and 2020. The weighted-average effective interest rate of notes payable for the years ended December 31, 2021 and 2020 was 15% and 37%, respectively, after giving effect to discounts relating to warrants, conversion features and deferred financing cost in connection with these notes.

As of December 31, 2021, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending	December 31, 2021
2022	$17,689
2023	4,650
Total	$22,339

In March 2021, the Company prepaid in full $6.2 million principal amount of outstanding Amended and Restated 10% Senior Secured Convertible Debentures and recognized $1.2 million of loss on debt extinguishment due to recognition of the remaining unamortized discount.

The conversion feature of the Amended and Restated 10% Senior Secured Convertible Debentures was separately accounted for at fair value as derivative liabilities under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liabilities recorded in earnings. Upon prepayment of the Debentures, the outstanding liability was recognized in change in fair value in earnings. The following table sets forth the fair value of the conversion feature liabilities as of December 31, 2021 and 2020 (in thousands):

Conversion feature liabilities—Amended and Restated 10% Senior Secured Convertible Debentures	December 31, 2021	December 31, 2020
Balance, beginning of period	$7	$1
Fair value at modification date	—	118
Change in fair value	(7)	(112)
Balance, end of period	$—	$7

The fair value and any changes in fair value of conversion feature liabilities are determined using a binominal lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair values as of December 31, 2020 was based upon following assumptions:

December 31, 2020
Stock price	$1.23
Conversion price	$2.00
Selected yield	10.48%
Expected volatility (peer group)	95.00%
Expected life (in years)	0.67
Expected dividend yield	—
Risk-free rate	Term structure

The Company is party to a revolving line of credit agreement with Dr. Niihara, the Company’s Chairman and Chief Executive Officer. Under the agreement, at the Company’s request from time to time, Dr. Niihara may, but is not obligated to, loan or re-loan to the Company up to $1,000,000. Outstanding amounts under the agreement are due and payable upon demand and bear interest, payable monthly, at a variable annual rate equal to the Prime Rate in effect from time to time plus 3%. In addition to the payment of interest, the Company is obligated to pay Dr. Niihara a “tax gross-up” intended to make him whole for federal and state income taxes payable by him with respect to interest paid to him in the previous year. As of December 31, 2021, and 2020, the outstanding balances of $400,000 and $800,000 were reflected in revolving line of credit, related party on the consolidated balance sheet. With the tax-gross up, the effective interest rate on the outstanding balance as of December 31, 2021 and 2020 was 10.4%. The revolving line of credit agreement will expire on November 22, 2022. Refer to Note 12 and Note 14 for more related party information.

On May 8, 2020, the Company received a loan in the amount of $797,840 under the Small Business Administration Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loan, which is in the form of a Promissory Note dated April 29, 2020, matures on April 29, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on December 8, 2020 unless the PPP loan is forgiven prior to the date of the first monthly payment or the loan forgiveness process has commenced. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The loan and accrued interest were forgivable after a specific period as long as the Company used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company applied for loan forgiveness and during year ended December 31, 2021, the loan was forgiven and the

Company recognized a gain on forgiveness of debt of $806,816 included in loss on debt extinguishment in the consolidated statements of operations. The PPP loan amount was included in notes payable on the consolidated balance sheet at December 31, 2020.

On February 9, 2021, the Company entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue to the purchasers thereunder in a private placement pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder a total of up to $17 million in principal amount of convertible promissory notes of the Company for a purchase price equal to the principal amount thereof. The Company sold and issued approximately $14.5 million of the convertible promissory notes. Of the net proceeds from the sale of the convertible promissory notes, $6.2 million was used to prepay the outstanding Amended and Restated 10% Senior Secured Convertible Debentures as described above.

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

The conversion feature of the convertible promissory notes was separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in earnings. The following table sets forth the fair value of the conversion feature liability as of December 31, 2021 (in thousands):

Convertible promissory notes	December 31, 2021
Balance, beginning of period	$—
Fair value at issuance date	5,594
Change in fair value included in the statement of operations	1,913
Balance, end of period	$7,507

The fair value and any change in fair value of conversion feature liability are determined using a convertible bond lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair value as of December 31, 2021 and at issuance date was based on upon following assumptions:

Convertible promissory notes	December 31, 2021	Issuance Date
Stock price	$1.67	$1.41
Conversion price	$1.48	$1.48
Select yield	21.99%	20.29%
Expected volatility	50%	50%
Time until maturity (in years)	2.16	3.00
Dividend yield	—	—
Risk-free rate	0.77%	0.30%

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

The following table sets forth the fair values of the warrants as of December 31, 2021 and 2020 (in thousands):

Warrant liability—GPB	December 31, 2021	December 31, 2020
Balance, beginning of period	$83	$38
Change in fair value included in the statement of operations	(43)	45
Balance, end of period	$40	$83

The fair value of the warrant derivative liabilities was determined using the Black-Scholes option pricing models.

The value as of the dates set forth the in the table below, were based on upon following assumptions:

	December 31, 2021	December 31, 2020
Adjusted exercise price	$10.28	$10.28
Stock price	$1.67	$1.23
Risk‑free interest rate	0.56%	0.15%
Expected volatility (peer group)	104.00%	120.00%
Expected life (in years)	1.50	2.50
Expected dividend yield	—	—
Number outstanding	252,802	252,802

Purchase Agreement with Holders of 10% Senior Secured Debentures—In October 2018, EMI sold and issued $12.2 million principal amount of 10% Senior Secured Debentures and common stock purchase warrants to purchase an aggregate of up to 1,220,000 shares of EMI common stock to a limited number of accredited investors. EMI’s obligations under the Debentures were secured by a security interest in substantially all EMI assets and guaranteed by EMI’s U.S. subsidiaries. The net proceeds of the sale of the debentures and warrants were used to fund EMI’s original $13.2 million loan to EJ Holdings. in October 2018 reflected on the Company’s consolidated balance sheets.

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

Pursuant to the terms of a securities amendment agreement entered into in February 2020, the Amended and Restated 10% Senior Secured Convertible Debentures were once again amended and restated in their entirety to extend their maturity date to April 21, 2021 and reduce the conversion price of thereof to $3.00 per share from $9.52 per share. The related amended and restate common stock purchase warrants also were amended and restated again to reduce the exercise price thereof to $3.00 per share from $5.87 per share. The newly Amended and Restated 10% Senior Secured Convertible Debentures and related newly amended and restated warrants provide for so-called full-ratchet anti-dilution adjustments in the event we sell or issue shares of common stock or common stock equivalents at an effective price per share less than the conversion price of the debentures or the exercise price of the warrants, subject to certain exceptions. The conversion price of the Amended and Restated 10% Senior Secured Convertible Debentures and the exercise price of the related amended and restated warrants were reduced to $2.00 a share as a result of the Company’s subsequent sale of 100,000 shares of common stock at a price of $2.00 a share and were subsequently reduced again to $1.54 a share when the Company issued 324,675 shares of Company’s commons stock at $1.54 per share as described below. See Note 7 for information regarding prepayment of the Debentures.

The Company evaluated the common stock purchase warrants issued in connection with the original issuance of the 10% Senior Secured Debentures in October 2018 under ASC 815-40 and concluded that the warrants should be separately recognized at fair value as a liability. The liability is remeasured at fair value on a recurring basis using Level 3 input and any changes in fair value is recorded in earnings. In 2019, the Debentures were amended and restated to be convertible into common stock of EMI immediately prior to completion of the Merger.

On September 22, 2020, the Company and EMI entered into a securities amendment agreement (the “September 2020 Amendment”) with the holders of the Amended and Restated 10% Senior Secured Convertible Debentures described above. The September 2020 Amendment amended in certain respects the securities purchase agreement among EMI and the Debenture holders originally entered into on September 8, 2018, as amended by the February 2020 Amendment, and provides that the Debentures are to be amended in certain respects as set forth in the form of Allonge Amendment No. 1 to the debentures included in the September 2020 Agreement (the “Allonge”). Pursuant to the Allonge, the aggregate monthly redemption payments under the Debentures were reduced to $500,000 from $1,000,000 in principal amount and the maturity date of the Debentures was extended from April 21, 2021 to August 31, 2021. The monthly redemption payments resumed in September 2020.

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

Purchase agreement with Holder of a Convertible Promissory Note - On June 15, 2020, the holder of a convertible promissory note in the principal amount of $3,150,000 agreed to an extension of the maturity date to June 15, 2023 in exchange for an increase in the interest rate on the note from 11% to 12%. In conjunction with the amendment, the Company issued to the note holder five-year warrants to purchase a total of up to 1,250,000 shares of the Company common stock at an exercise price of $2.05 a share. The modification of debt was considered debt extinguishment and a $1.4 million loss on debt extinguishment was recognized in the consolidated statements of operation and comprehensive income (loss). Under ASC 815-40, the Company concluded that the related warrants should be recognized at fair value as a liability. The warrant liability is remeasured at fair value on a recurring basis using Level 3 input and any changes in the fair value of liability is recorded in earnings.

The following table presents the change in fair value of the warrants as of December 31, 2021 and 2020 (in thousands):

Warrant liability— Convertible Promissory Note	December 31, 2021	December 31, 2020
Balance, beginning of period	$988	$—
Fair value at issuance date	—	1,425
Change in fair value included in the statement of operations	475	(437)
Balance, end of period	$1,463	$988

The fair value of the warrant derivative liabilities was determined using the Black-Scholes Merton model and was based upon following assumptions:

	December 31, 2021	December 31, 2020
Exercise price	$2.05	$2.05
Stock price	$1.67	$1.68
Risk‑free interest rate	1.04%	0.31%
Expected volatility (peer group)	117.00%	101.00%
Expected life (in years)	3.46	4.46
Expected dividend yield	—	—
Number outstanding	1,250,000	1,250,000

A summary of the Company’s warrants activity for the years ended December 31, 2021 and 2020 is presented below:

	December 31, 2021	December 31, 2020
Warrants outstanding, beginning of period	8,439,480	4,931,099
Granted	—	3,625,000
Exercised	—	—
Cancelled, forfeited and expired	(203,463)	(116,619)
Warrants outstanding, end of period	8,236,017	8,439,480

A summary of outstanding warrants by year issued and exercise price as of December 31, 2021 is presented below.

		Outstanding			Exercisable
Year issued	Exercise Price	Number of Warrants Issued	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Total	Weighted Average Exercise Price
Prior to January 1, 2020
	$1.54-$36.24	4,611,017	1.14	$9.14	4,611,017	$9.14
	Total	4,611,017			4,611,017
At December 31, 2020
	$2.05	1,250,000	3.46	$2.05	—	$—
	$1.54	2,375,000	3.70	$1.54	2,375,000	$1.54
	2020 Total	3,625,000			2,375,000
At December 31, 2021	Grand Total	8,236,017			6,986,017

In April 2021, the Company amended a warrant to purchase 1,365,189 shares of common stock to extend the exercise period from May 9, 2021 to May 9, 2022.

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

The Company also had an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company may grant incentive stock options to selected employees including officers, non-employee consultants and non-employee directors. The Plan was terminated in September 2021.

On September 29, 2021, the Board of Directors of the Company adopted the Emmaus Life Sciences, Inc. 2021 Stock Incentive Plan upon the recommendation of the Compensation Committee of the Board. The 2021 Stock Incentive Plan was approved by stockholders on November 23, 2021. No more than 4,000,000 shares of common stock may be issued pursuant to awards under the 2021 Stock Incentive Plan. The number of shares available for Awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the Stock Incentive Plan for stock splits, stock dividends, reverse stock splits, recapitalizations and other similar events. As of December 31, 2021, no awards were outstanding under the 2021 Stock Incentive Plan

Management has valued stock options at their date of grant utilizing the Black‑Scholes‑Merton Option pricing model. The fair value of the underlying shares was determined by the market value of stock of similar companies and recent arm’s length transactions involving the sale of the Company’s common stock. Prior the Merger, the Company lacked company-specific historical and implied volatility information for its common stock. Therefore, the expected volatility was calculated using the historical volatility of a comparative public traded companies. The following table presents the assumptions used on recent dates on which options were granted by the Company.

June 29, 2020
Stock Price	$1.67
Exercise Price	$2.05
Term	5.5-6 years
Risk-Free Rate	0.28% - 0.38%
Dividend Yield	—
Volatility	78.91%-80.49%

The risk‑free interest rate is based on the implied yield available on U.S. Treasury issues with a term approximating the expected life of the options depending on the date of the grant and expected life of the respective options.

During the year ended December 31, 2021, the Company did not grant any stock options. During the year ended December 31, 2020, the Company granted options to purchase up to 90,000 shares of common stock. The options have an exercise prices of $2.05 per share. All of the options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares as follows: as to one‑third of the shares on the first anniversary of the grant date, and as to the remaining two‑thirds of shares in twenty‑four approximately equal monthly installments over a period of two years thereafter.

A summary of the Company’s stock option activity for the years ended December 31, 2021 and 2020 is presented below:

	December 31, 2021		December 31, 2020
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	7,110,025	$4.63	7,245,350	$4.68
Granted or deemed issued	—	$—	90,000	$2.05
Exercised	—	$—	—	$—
Cancelled, forfeited and expired	(1,141,687)	$3.82	(225,325)	$5.08
Options outstanding, end of period	5,968,338	$4.78	7,110,025	$4.63
Options exercisable at end of year	5,937,837	$4.80	6,986,268	$4.47
Options available for future grant	4,000,000		2,302,475

During the years ended December 31, 2021 and 2020, the Company recognized $553,000 and $739,000, respectively, of share‑based compensation expense. As of December 31, 2021, there was approximately $21,000 of total unrecognized compensation cost related to unvested share‑based compensation awards outstanding under the EMI Amended and Restated 2011 Stock Incentive Plan. That cost is expected to be recognized over the weighted-average remaining period of 1.2 years.

Collaborative Research and Development Agreement with Kainos Medicine, Inc—On February 26, 2021, the Company entered into a collaborative and research and development agreement with Kainos Medicine, Inc. (“Kainos”) to lead the preclinical development of Kainos’ patented IRAK4 inhibitor (“KM10544”) as an anti-cancer drug and further advance the research and development activity currently underway at Kainos. The companies also entered into a letter of intent regarding possible future joint development of small molecule therapeutics and other pharmaceutical assets.

Pursuant to the agreement, the Company paid and issued to Kainos $500,000 in cash and 324,675 shares of common stock of the Company equivalent to $500,000 in additional consideration, which were recorded as research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). The Company, in turn, has been granted rights of first negotiation and first refusal for an exclusive license regarding the development and commercialization of products based on the intellectual property resulting from the agreement.

On October 7, 2021, the Company entered into a License Agreement, with Kainos under which Kainos granted the Company an exclusive license in the territory encompassing the U.S., the U.K. and the EU to patent rights, know-how and other intellectual property relating to Kainos’s novel IRAK4 inhibitor, referred to as KM10544, for the treatment of cancers, including leukemia, lymphoma and solid tumor cancers. In consideration of the license, the Company paid Kainos a six-figure upfront fee in cash and agreed to make additional cash payments upon the achievement of specified milestones totaling in the mid-eight figures and pay a single-digit percentage royalty based on net sales of the licensed products and a similar percentage of any sublicensing consideration.

During the year ended December 31, 2021, the Company incurred $1.5 million of research and development expenses related to the Kainos collaboration and license arrangements.

NOTE 9—INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Current U.S.	$25	$46
International	—	—
Deferred U.S.	—	(427)
International	—	—
	$25	$(381)

Deferred tax assets consist of the following as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Net operating loss carryforward	$17,019	$17,090
General business tax credit	11,393	10,490
Stock options	5,955	5,924
Charitable contribution	36	82
Accrued expenses	292	276
Unearned revenue	2,393	2,425
Allowance for bad AR	167	1
Unrealized gain on foreign exchange translation and others	133	472
Other	3,188	1,903
Total gross deferred tax assets	40,576	38,663
Less valuation allowance	(40,147)	(37,430)
Net deferred tax assets	$429	$1,233

Deferred tax liabilities consist of the following as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Unrealized loss on foreign exchange translation and others	$—	$(347)
Unrealized gain on available-for-sale securities	(427)	(427)
Other	(2)	(459)
Total deferred tax liabilities	$(429)	$(1,233)

A valuation allowance for the net deferred tax assets is recorded when it is more likely than not that the Company will not realize these assets through future operations. The valuation allowance increased by approximately $2.7 million for the years ended December 31, 2021, while it decreased by $0.6 million for the years ended December 31, 2020.

As of December 31, 2021 and December 31, 2020, the Company had net operating loss carryforwards for federal income tax purposes of approximately $62.6 million and $63.1 million, respectively, available to offset future federal taxable income, if any. Net operating loss generated in 2017 and prior years expire in various years through 2037. Net operating losses for federal income tax purpose generated in 2018 and after will be available indefinitely. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $57.8 million and $57.6 million respectively, which expire in various years through 2041. As of December 31, 2021 and December 31, 2020, the Company has general business tax credits of $11.4 million and $10.5 million, respectively, for federal income tax purposes. The tax credits are available to offset future tax liabilities, if any, through 2041. The Company’s utilization of net operating loss carryforwards could be subject to an annual limitation as a result of certain past or future events, such as stock sales or other equity events constituting a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating loss carryforwards and tax credits before they can be utilized.

The income tax provision differs from that computed using the statutory federal tax rate of 21% due to the following factors (in thousands):

	2021	2020
Tax benefit at statutory federal rate	$(3,359)	$187
State taxes, net of federal tax benefit	(275)	191
Increase (decreases) in valuation allowance	2,722	(517)
Permanent items	1,337	859
General business tax credit	(902)	(602)
Other	502	(499)
	$25	$(381)

As of December 31, 2021 and December 31, 2020, the Company had no unrecognized tax benefits or position which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest or penalties, such amounts would be classified as income tax expense. As of December 31, 2021, all federal tax returns since 2018 are subject to audit. The expiration of the state returns varies by state, but the 2017 and subsequent years’ returns generally are subject to audit. No tax returns are currently being examined by taxing authorities.

NOTE 10—LEASES

Operating leases — During the years ended December 31, 2021 and 2020, the Company leased its office space under operating leases with unrelated entities.

The Company leased 21,293 square feet of office space for its headquarters in Torrance, California, at a base rental of $81,717 per month, which lease will expire on September 30, 2026, and leased an additional 1,850 square feet office space in New York, New York, at a base rent of $8,908, which lease will expire on January 31, 2023.

The Company leased 1,322 square feet of office space in Tokyo, Japan, which the lease expired on September 30, 2022 and 1,163 square feet of office space in Dubai, United Arab Emirates, which lease will expire on June 19, 2023.

The rent expense for the each of the years ended December 31, 2021 and 2020 amounted to approximately $1.2 million.

Future minimum lease payments were as follows as of December 31, 2021 (in thousands):

Amount
2022	$1,174
2023	1,058
2024	1,063
2025	1,092
2026 and thereafter	836
Total lease payments	5,223
Less: Interest	(1,222)
Operating lease liabilities	$4,001

As of December 31, 2021, and 2020, the Company had an operating lease right-of-use asset of $3.5 million $4.1 million, respectively and lease liability of $4.0 million and $4.6 million, respectively. The weighted average remaining term of the Company’s leases as of December 31, 2021 was 4.6 years and the weighted-average discount rate was 11.8%.

NOTE 11—COMMITMENTS AND CONTINGENCIES

API Supply Agreement — On June 12, 2017, the Company entered into an API Supply Agreement (the “API Agreement”) with Telcon pursuant to which Telcon paid the Company approximately $31.8 million in consideration of the right to supply 25% of the Company’s requirements for bulk containers of PGLG for a fifteen-year term. The amount was recorded as deferred trade discount. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain terms of the API supply agreement (the “revised API agreement”). The revised API agreement is effective for a term of five years and will renew automatically for 10 successive one-year renewal periods, except as either party may determine. In the revised API agreement, the Company has agreed to purchase a cumulative total of $47.0 million of PGLG over the term of the agreement. The revised API agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, Telcon may be entitled to payment of the shortfall or to offset the shortfall against the Telcon convertible bond and proceeds there of that are pledged as a collateral to secure our obligations. In September 2018, the Company entered into an agreement with Ajinomoto and Telcon to facilitate Telcon’s purchase of PGLG from Ajinomoto for resale to the Company under the revised API agreement. The PGLG raw material purchased from Telcon is recorded in inventory at net realizable value and the excess purchase price is recorded against deferred trade discount. Refer to Notes 6 and 12 for more information. Refer to Note 14 for subsequent events regarding Telcon.

NOTE 12—RELATED PARTY TRANSACTIONS

The following table sets forth information relating to our loans from related persons outstanding at any time during the year ended December 31, 2021 (in thousands except for conversion rate and share information).

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2021	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Willis Lee (2)	12%	10/29/2020	Due on Demand	$100	$100	$—	$—
	Soomi Niihara (1)	12%	1/20/2021	Due on Demand	—	700	700	13
	Soomi Niihara (1)	12%	9/15/2021	Due on Demand	—	300	300	3
	Soomi Niihara (1)	12%	12/7/2021	Due on Demand	700	700	—	—
				Subtotal	$800	$1,800	$1,000	$16
Revolving line of credit
	Yutaka Niihara (1)	5.25%	12/27/2019	Due on Demand	$400	$800	$400	$35
				Subtotal	$400	$800	$400	$35
				Total	$1,200	$2,600	$1,400	$51

The following table sets forth information relating to our loans from related persons outstanding at any time during the year ended December 31, 2020 (in thousands except for conversion rate and share information).

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2020	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Lan T. Tran (2)	10%	4/29/2016	Due on Demand	$20	$20	$—	$—
	Lan T. Tran (2)	11%	2/10/2018	Due on Demand	—	159	159	35
	Lan T. Tran (2)	10%	2/9/2019	Due on Demand	14	14	—	—
	Hope Int'l Hospice (1)	12%	9/1/2020	Due on Demand	—	194	194	2
	Hope Int'l Homecare (1)	12%	9/1/2020	Due on Demand	—	189	189	1
	Soomi Niihara (1)	12%	9/1/2020	Due on Demand	—	98	98	4
	Soomi Niihara (1)	12%	10/28/2020	Due on Demand	—	395	395	12
	Willis Lee (2)	12%	9/1/2020	Due on Demand	—	685	685	1
	Willis Lee (2)	12%	10/29/2020	Due on Demand	100	100	100	1
				Subtotal	134	1,854	1,820	56
Revolving line of credit
	Yutaka Niihara (1)	5.25%	12/27/2019	Due on Demand	800	800	200	37
				Subtotal	800	800	200	37
				Total	$934	$2,654	$2,020	$93
(1)

Dr. Niihara, the Chairman of the Board and Chief Executive Officer of the Company, is co-owner with his wife Soomi Niihara, a director and the Chief Executive Officer of Hope International Hospice, Inc.

(2)	Current and former officer

See Note 7 for a discussion of the Company’s revolving line of credit agreement with Dr. Niihara and Note 8 for a discussion of the amendment to the previously issued warrant to Dr. Niihara.

See Notes 6 and 11 for a discussion of the Company’s distribution and supply agreements with Telcon, which holds 4,147,491 shares of the Company common stock, or approximately 8.4% of the common stock outstanding as of December 31, 2020. The Company holds a convertible bond of Telcon in the principal amount of KRW 30 billion, or approximately $26.1 million as of December 31, 2021 which matures on October 16, 2030 and bears interest at 2.1% a year, payable quarterly. See Note 5 for more information regarding the convertible bond.

NOTE 13—DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan (the “401(k) Plan”) covering substantially all the Company’s employees. The Emmaus 401(k) Plan is a tax-qualified retirement saving plan, pursuant to which covered employees are able to contribute the lesser of 90% of their eligible annual compensation (as defined) or the limit prescribed by the Internal Revenue Service (the “IRS”) to the 401(k) Plan on a before-tax basis. Since January 1, 2020, the Company has matched 50% of employee contributions to the Company’s 401(k) Plan based on each participant’s contribution during the plan year up to 4.0% of each participant’s annual compensation.

For the years ended December 31, 2021 and 2020, the Company made matching contributions to the Company’s 401(k) Plan of $91,000 and $71,000. respectively.

NOTE 14—SUBSEQUENT EVENTS

See Note 11 for information relating to our revised API agreement with Telcon which provides target annual revenue of more than US$5,000,000 and annual “profit” (i.e., sales margin) to Telcon of US$2,500,000. The Company’s obligations under the revised API supply agreement are secured by a pledge to Telcon of the Telcon convertible bond purchased by the Company in September 2020 and the proceeds thereof. In February 2022, the Company consented to Telcon’s offset as of February 10, 2022 of KRW3.5 billion, or approximately US$2.9 million, against the principal amount of the Telcon Convertible Bond and release of KRW400 million, or approximately US$310,000 in cash proceeds to Telcon in satisfaction the target shortfalls for the years ended 2020 and 2021. To the extent the annual revenue and “profit” targets provided for in the API supply agreement are not met in 2022 or future years, Telcon may be entitled to payment of the shortfall or offsets against the Telcon convertible bond and other collateral securing the Company’s obligations.

Subsequent to the year ended December 31, 2021, the Company received $1.9 million of proceeds from related-party loans to augment its working capital.