Form 10-Q
period 2022-03-31
Emmaus Life Sciences, Inc.
filed 2022-05-13
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

The registrant had 49,311,864 shares of common stock, par value $0.001 per share, outstanding as of May 10, 2022.

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended March 31, 2022

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of
	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$813	$2,279
Accounts receivable, net	938	1,040
Inventories, net	3,453	4,392
Prepaid expenses and other current assets	1,244	1,380
Total current assets	6,448	9,091
Property and equipment, net	138	147
Equity method investment	17,771	17,616
Right of use assets	3,318	3,485
Investment in convertible bond	23,521	26,100
Other assets	297	295
Total assets	$51,493	$56,734
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,718	$9,189
Operating lease liabilities, current portion	738	740
Conversion feature derivative, notes payable	4,427	7,507
Other current liabilities	2,822	4,404
Revolving line of credit from related party	400	400
Warrant derivative liabilities	755	1,503
Notes payable, current portion	2,286	2,399
Notes payable to related parties	2,836	800
Convertible notes payable, net of discount	10,569	10,158
Total current liabilities	34,551	37,100
Operating lease liabilities, less current portion	3,084	3,261
Other long-term liabilities	31,507	33,173
Notes payable, less current portion	1,500	1,500
Convertible notes payable	3,150	3,150
Total liabilities	73,792	78,184
STOCKHOLDERS’ DEFICIT
Preferred stock — par value $0.001 per share, 15,000,000 shares authorized, none issued and outstanding	—	—
Common stock — par value $0.001 per share, 250,000,000 shares authorized, shares 49,311,864 shares issued and outstanding as of March 31, 2022 and December 31, 2021	49	49
Additional paid-in capital	220,027	220,022
Accumulated other comprehensive income (loss)	433	(255)
Accumulated deficit	(242,808)	(241,266)
Total stockholders’ deficit	(22,299)	(21,450)
Total liabilities & stockholders’ deficit	$51,493	$56,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES, NET	$3,234	$5,335
COST OF GOODS SOLD	1,007	436
GROSS PROFIT	2,227	4,899
OPERATING EXPENSES
Research and development	466	1,809
Selling	1,460	1,283
General and administrative	3,369	3,422
Total operating expenses	5,295	6,514
LOSS FROM OPERATIONS	(3,068)	(1,615)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment, net	—	(1,172)
Change in fair value of warrant derivative liabilities	748	(529)
Change in fair value of conversion feature derivative, notes payable	3,080	(2,338)
Realized loss on investment on convertible bond	(133)	—
Net loss on equity method investment	(566)	(754)
Foreign exchange loss	(1,191)	(1,132)
Interest and other income	222	190
Interest expense	(737)	(1,054)
Total other income (expense)	1,423	(6,789)
LOSS BEFORE INCOME TAXES	(1,645)	(8,404)
INCOME TAXES (BENEFIT)	(103)	18
NET LOSS	(1,542)	(8,422)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on debt securities available for sale (net of tax)	350	58
Reclassification adjustment for loss included in net income	7	—
Foreign currency translation adjustments	331	165
Other comprehensive income	688	223
COMPREHENSIVE LOSS	$(854)	$(8,199)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.03)	$(0.17)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	49,311,864	49,073,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance January 1, 2022	49,311,864	$49	$220,022	$(255)	$(241,266)	$(21,450)
Share-based compensation	—	—	5	—	—	5
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	350	—	350
Reclassification adjustment for loss included in net income	—	—	—	7	—	7
Foreign currency translation effect	—	—	—	331	—	331
Net loss	—	—	—	—	(1,542)	(1,542)
Balance March 31, 2022	49,311,864	$49	$220,027	$433	$(242,808)	$(22,299)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance January 1, 2021	48,987,189	$49	$218,728	$1,144	$(225,079)	$(5,158)
Fair value of warrants including down-round protection adjustments	—	—	241	—	(241)	—
Common stock issued for services	324,675	—	500	—	—	500
Share-based compensation	—	—	181	—	—	181
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	58	—	58
Foreign currency translation effect	—	—	—	165	—	165
Net loss	—	—	—	—	(8,422)	(8,422)
Balance March 31, 2021	49,311,864	$49	$219,650	$1,367	$(233,742)	$(12,676)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,542)	$(8,422)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	15	15
Inventory reserve	794	162
Amortization of discount of notes payable and convertible notes payable	411	669
Foreign exchange adjustments	1,205	1,180
Tax benefit recognized on unrealized gain on debt securities	(117)	(19)
Realized loss on investment on convertible bond	133	—
Net loss on equity method investment	566	754
Net loss on debt extinguishment	—	1,172
Gain on disposal of property and equipment	—	(1)
Share-based compensation	5	181
Shares issued for services	—	500
Change in fair value of warrant derivative liabilities	(748)	529
Change in fair value of conversion feature derivative, note payable	(3,080)	2,338
Net changes in operating assets and liabilities
Accounts receivable	102	(2,176)
Inventories	143	180
Prepaid expenses and other current assets	103	158
Other non-current assets	160	122
Income tax receivable and payable	10	33
Accounts payable and accrued expenses	530	(1,295)
Other current liabilities	(2,980)	42
Other long-term liabilities	(443)	(123)
Net cash flows used in operating activities	(4,733)	(4,001)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of convertible bond	2,919	—
Purchases of property and equipment	(2)	—
Loan to equity method investee	(1,690)	(1,769)
Net cash flows provided by (used in) investing activities	1,227	(1,769)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	2,056	700
Proceeds from convertible notes payable issued	—	14,390
Payments of notes payable	—	(844)
Payments of convertible notes	—	(7,200)
Net cash flows provided by financing activities	2,056	7,046
Effect of exchange rate changes on cash	(16)	(4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,466)	1,272
Cash, cash equivalents and restricted cash, beginning of period	2,279	2,487
Cash, cash equivalents and restricted cash, end of period	$813	$3,759
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$212	$319
Income taxes paid	$4	$5
NON-CASH INVESTMENT AND FINANCING ACTIVITIES
Debt discount due to conversion features derivative	$—	$5,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc., (“Emmaus”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and expansion of its business is dependent upon obtaining further financing, market acceptance of Endari®, and achieving a profitable level of revenues. The consolidated interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022. The accompanying condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated balance sheet at December 31, 2021 contained in the Annual Report. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year or any future interim period.

Nature of Operations

The Company is a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. The Company’s lead product, Endari® (prescription grade L-glutamine oral powder), is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”) in adult and pediatric patients five years of age and older.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10K for the year ended December 31, 2021. There have been no material changes in these policies or their application.

Going concern— The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $1.5 million for the three months ended March 31, 2022, and had a working capital deficit of $28.1 million. Management expects that the Company’s current liabilities, operating losses and expected capital needs, including the expected costs relating to the commercialization of Endari® in the Middle East North Africa region and elsewhere, will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. In order to meet the Company’s current liabilities and future obligations, the Company will need to raise additional funds through related-party loans, equity and debt financings or licensing or other strategic agreements. The Company has no understanding or arrangement for any additional financing, and there can be no assurance that the Company will be able to complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of this filing. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has considered all recent accounting pronouncements and has determined that there are no recent accounting pronouncements that are expected to have a material effect on the Company’s condensed consolidated financial statements.

Factoring accounts receivable — Emmaus Medical, Inc., or Emmaus Medical, an indirect wholly owned subsidiary of Emmaus, is party to a purchase and sales agreement with Prestige Capital Finance, LLC or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 75% of the face amount of the accounts receivable, subject to a $7.5 million cap on advances at any time. The balance of the face amount of the accounts receivable will be reserved by Prestige Capital and paid to Emmaus Medical, less fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable. Emmaus Medical’s obligations to Prestige Capital under the purchase and sale agreement are secured by a security interest in the accounts receivable and all or substantially all other assets of Emmaus Medical. In connection with the purchase and sale agreement, Emmaus has guaranteed Emmaus Medical’s obligations under the purchase and sale agreement. At March 31, 2022, accounts receivable included no factoring accounts receivable and there were no liabilities related to factoring reflected in other current liabilities. For three months ended March 31, 2022 and March 31, 2021, the Company incurred approximately $53,000, and $31,000, respectively, of factoring fees.

Net loss per share — In accordance with Accounting Standard Codification (“ASC”) 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per share is computed in a manner similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares issuable under securities exercisable for or convertible into common shares had been issued if the additional common shares would be dilutive. As of March 31, 2022 and March 31, 2021, the Company had outstanding potentially dilutive securities exercisable for or convertible into 23,261,199 shares and 24,515,738 shares, respectively, of common stock. No potentially dilutive securities were included in the calculation of diluted net loss per share since the potential dilutive securities were anti-dilutive for each of the three months ended March 31, 2022 and 2021.

NOTE 3 — REVENUES, NET

Revenues, net disaggregated by category, were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Endari®	$3,048	$5,176
Other	186	$159
Revenues, net	$3,234	$5,335

The following table summarizes the revenue allowance and accrual activities for the three months ended March 31, 2022 and March 31, 2021 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2021	$1,480	$3,134	$540	$5,154
Provision related to sales in the current year	428	435	30	893
Adjustments related prior period sales	(10)	13	(47)	(44)
Credit and payments made	(1,064)	(453)	(32)	(1,549)
Balance as of March 31, 2022	$834	$3,129	$491	$4,454

Balance as of December 31, 2020	$134	$2,119	$473	$2,726
Provision related to sales in the current year	575	864	57	1,496
Adjustments related prior period sales	14	2	(37)	(21)
Credit and payments made	(281)	(792)	—	(1,073)
Balance as of March 31, 2021	$442	$2,193	$493	$3,128

The following table summarizes net revenues attributable to each of our customers that accounted for 10% or more of net revenues (as a percentage of net revenues) during the periods presented:

	Three Months Ended March 31,
	2022	2021
Customer A	1%	63%
Customer B	46%	17%
Customer C	15%	9%
Customer D	16%	—
Total	78%	89%

The Company is party to a distributor agreement with Telcon Pharmaceutical RF, Inc., or Telcon pursuant to which the Company granted Telcon exclusive rights to the Company’s prescription grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of $10 million in upfront fees and agreement to purchase from the Company specified minimum quantities of the PGLG. In a related license agreement with Telcon, the Company agreed to use commercially reasonable best efforts to obtain product registration in these territories within three years of obtaining FDA marketing authorization for PGLG in this indication. Telcon has the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the Company would be obliged to return to Telcon the $10 million upfront fees. The upfront fees are included in other long-term liabilities as unearned revenue as of both March 31, 2022 and December 31, 2021. Refer to Notes 6 and 11 for additional details.

NOTE 4 — SELECTED FINANCIAL STATEMENT - ASSETS

Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials and components	$1,477	$1,439
Work-in-process	132	115
Finished goods	6,028	6,228
Inventory reserve	(4,184)	(3,390)
Total	$3,453	$4,392

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid insurance	$466	$660
Prepaid expenses	399	326
Other current assets	379	394
Total	$1,244	$1,380

Property and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Equipment	$344	$342
Leasehold improvements	39	39
Furniture and fixtures	103	103
Construction-in-progress	57	57
Total property and equipment	543	541
Less: accumulated depreciation	(405)	(394)
Property and equipment, net	$138	$147

During each of the three months ended March 31, 2022 and 2021, depreciation expenses were approximately $11,000.

NOTE 5 — INVESTMENTS

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% a year, payable quarterly. Beginning October 16, 2021, the Company became entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately $8.00, per share. The initial conversion price is subject to downward adjustment monthly based on the volume-weighted average market price of Telcon shares as reported on Korean Securities Dealers Automated Quotations Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares or upon a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. The conversion price as of March 31, 2022 is set forth in the “Investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right described above or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Note 6 and Note 11.

Concurrent with the purchase of the convertible bond, the Company entered into an agreement dated September 28, 2020 with Telcon pursuant to which Telcon or its designee is entitled to repurchase, at par, up to 50% in principal amount of the convertible bond at any time and from time to time commencing October 16, 2021 and prior to maturity.

The Company has elected the fair value option method of accounting for the investment in convertible bond. The investment in convertible bond is classified as an available for sale security and remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other comprehensive income (loss). The fair value and any changes in fair value in the convertible bond is determined using a binominal lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock over successive periods of time.

In February 2022, the Company and Telcon agreed to settle a “target shortfall” under the revised API agreement with Telcon for the years ended 2020 and 2021 by exchanging KRW3.5 billion, or approximately US$2.9 million, principal amount and accrued and unpaid interest of the Telcon convertible bond and KRW400 million, or approximately US$310,000 in cash proceeds of the convertible bond. As a result, the Company realized net loss on investment convertible bond of $126,000 and other income of $41,000, which are reflected in the statement of operations. See Notes 6 and 11 for additional information on the “target shortfall”.

The following table sets forth the fair value and changes in fair value of the investment in the Telcon convertible bond as of March 31, 2022 and December 31, 2021 (in thousands):

Investment in convertible bond	March 31, 2022	December 31, 2021
Balance, beginning of period	$26,100	$27,866
Sales of convertible bond	(2,919)	—
Net loss on investment on convertible bond	(126)	—
Change in fair value included in the statement of other comprehensive income	466	(1,766)
Balance, end of period	$23,521	$26,100

The fair value as of March 31, 2022 and December 31, 2021 was based upon following assumptions:

	March 31, 2022	December 31, 2021
Principal outstanding (South Korean won)	KRW 26.5 billion	KRW 30 billion
Stock price	KRW2,410	KRW2,925
Expected life (in years)	8.55	8.79
Selected yield	11.00%	10.50%
Expected volatility (Telcon common stock)	80.43%	81.31%
Risk-free interest rate (South Korea government bond)	2.94%	2.19%
Expected dividend yield	—	—
Conversion price	KRW2,140 (US$1.82)	KRW2,847 (US$2.39)

Equity method investment – During 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings, Inc., or EJ Holdings, to acquire, own and operate a shuttered amino acids manufacturing facility in Ube, Japan. In connection with the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings voting shares. JIP owns 60% of EJ Holdings voting shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.2 million. The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. The loan matures on September 30, 2028 and bears interest at the annual rate of 1%, payable annually. The parties also contemplated that the Ube facility would eventually supply the Company with the facility’s output of amino acids and that the operation of the facility would be principally for the Company’s benefit and, as such, that major decisions affecting EJ Holdings and the Ube facility would be made by EJ Holdings’ board of directors, a majority of which are representatives of JIP, in consultation with the Company. During the three months ended March 31, 2022, the Company made an additional $1.7 million of loans to EJ Holdings. As of March 31, 2022, and December 31, 2021, the loans receivable from EJ Holdings were approximately $22.2 million and $22.6 million, respectively, as reflected in equity method investment on the consolidated balance sheets.

EJ Holdings is engaged in retrofitting the Ube facility in order to seek regulatory approvals for the manufacture of PGLG in accordance with cGMP. EJ Holdings has had no substantial revenues since its inception, has depended on loans from the Company to acquire the Ube facility and fund its operations and will continue to be dependent on loans from the Company or other financing unless and until the Ube facility is activated and EJ Holdings can secure customers for its products.

The Company has determined that EJ Holdings is a variable interest entity, or VIE, based upon the loan financing provided by the Company to acquire the Ube facility and fund EJ Holdings’ activities, which are principally for the Company’s benefit. JIP, however, owns 60% of EJ Holdings and is entitled to designate a majority of EJ Holdings’ board of directors and, its Chief Executive Officer and outside auditors, and, as such, controls the management, business, and operations of EJ Holdings. Accordingly, the Company accounts for its variable interest in EJ Holdings under the equity method.

The Company’s share of the losses reported by EJ Holdings are classified as net losses on equity method investment. The investment is evaluated for impairment and if facts and circumstances indicate that the carrying value may not be recoverable, an impairment charge would be recorded.

The following table sets forth certain financial information of EJ Holdings for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022 (Unaudited)	2021 (Unaudited)
REVENUES, NET	$54	$59
NET LOSS	$(1,414)	$(1,886)

NOTE 6 — SELECTED FINANCIAL STATEMENT - LIABILITIES

Accounts payable and accrued expenses consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable:
Clinical and regulatory expenses	$699	$534
Professional fees	817	477
Selling expenses	671	932
Manufacturing costs	283	378
Board member compensation	283	136
Other vendors	120	262
Total accounts payable	2,873	2,719
Accrued interest payable, related parties	142	91
Accrued interest payable	618	579
Accrued expenses:
Payroll expenses	877	1,097
Government rebates and other rebates	4,461	4,371
Other accrued expenses	747	332
Total accrued expenses	6,085	5,800
Total accounts payable and accrued expenses	$9,718	$9,189

Other current liabilities consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Trade discount	$1,600	$3,000
Other current liabilities	1,222	1,404
Total other current liabilities	$2,822	$4,404

Other long-term liabilities consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Trade discount	$21,480	$23,148
Unearned revenue	10,000	10,000
Other long-term liabilities	27	25
Total other long-term liabilities	$31,507	$33,173

 On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual target requirements for bulk containers of PGLG. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain items of the API Supply Agreement (the “revised API agreement”). The Company purchased $200,000 and $2.0 million of PGLG from Telcon in the three months ended March 31, 2022, and March 31, 2021, respectively, of which $200,000 and $378,000 were reflected in accounts payable as of March 31, 2022 and December 31, 2021, respectively. The revised API agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the “target shortfall,” or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure our obligations. See Note 5 for information regarding a settlement in the three months ended March 31, 2022 of the target shortfall for 2020 and 2021.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at March 31, 2022 and December 31, 2021 (in thousands except for number of shares):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding March 31, 2022	Unamortized Discount March 31, 2022	Carrying Amount March 31, 2022	Underlying Shares March 31, 2022
Notes payable
2013	10%	Due on demand	—		$821	$—	$821	—
2021	11%	Due on demand - 2 years	—		2,945	—	2,945	—
2022	10%	Due on demand	—		20	—	20	—
					$3,786	$—	$3,786	—
		Current			$2,286	$—	$2,286	—
		Non-current			$1,500	$—	$1,500	—
Notes payable - related parties
2020	12%	Due on demand	—		$100	—	100	—
2021	12%	Due on demand	—		700	—	700	—
2022	10-12%	Due on demand	—		2,036	—	2,036	—
					$2,836	$—	$2,836	—
		Current			$2,836	$—	$2,836	—
Convertible notes payable
2020	12%	3 years	$10.00	(b)	3,150	—	3,150	319,804
2021	2%	3 years	$1.48	(a)	14,490	3,921	10,569	9,806,850
					$17,640	$3,921	$13,719	10,126,654
		Current			$14,490	$3,921	$10,569	9,806,850
		Non-current			$3,150	$—	$3,150	319,804
		Total			$24,262	$3,921	$20,341	10,126,654

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2021	Unamortized Discount December 31, 2021	Carrying Amount December 31, 2021	Underlying Shares Notes December 31, 2021
Notes payable
2013	10%	Due on demand	—		$869	$—	$869	—
2021	11%	Due on demand - 2 years	—		3,030	—	3,030	—
					$3,899	$—	$3,899	—
		Current			$2,399	$—	$2,399	—
		Non-current			$1,500	$—	$1,500	—
Notes payable - related parties
2020	12%	Due on demand	—		$100	$—	$100	—
2021	12%	Due on demand	—		700	—	700	—
					$800	$—	$800	—
		Current			$800	$—	$800	—
Convertible note payable
2020	12%	3 years	$10.00	(b)	3,150	—	3,150	316,756
2021	2%	3 years	$1.48	(a)	14,490	4,332	10,158	9,856,343
					$17,640	$4,332	$13,308	10,173,099
		Current			$14,490	$4,332	$10,158	9,856,343
		Non-current			$3,150	$—	$3,150	316,756
		Total			$22,339	$4,332	$18,007	10,173,099

(a)

The notes are convertible into Emmaus Life Sciences, Inc. shares. Beginning February 28, 2022, the note holders became entitled to call for early redemption of the convertible notes payable, because the Company common stock was not approved for listing on the NYSE American, the Nasdaq Capital Market or other Trading Market (as defined in the agreement). Accordingly, the notes were classified as current.

(b)	This note is convertible into shares of EMI Holding, Inc., a wholly owned subsidiary of Emmaus.

The weighted-average stated annual interest rate on notes payable was 6% as of both March 31, 2022 and December 31, 2021. The weighted-average effective annual interest rate of notes payable as of both March 31, 2022 and December 31, 2021 was 15%, after giving effect to discounts relating to conversion features, warrants and deferred financing costs relating to the notes.

As of March 31, 2022, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending
2022	19,612	(a)
2023	4,650
Total	$24,262
(a)	Includes $14.5 million principal amount of convertible notes is which, the holders are entitled to call for early redemption.

The Company is party to a revolving line of credit agreement with Yutaka Niihara, M.D., M.P.H., the Company’s Chairman and Chief Executive Officer. Under the agreement, at the Company’s request from time to time Dr. Niihara may, but is not obligated to, loan or re-loan to the Company up to $1,000,000. Outstanding amounts under the agreement are due and payable upon demand and bear interest, payable monthly, at a variable annual rate equal to the Prime Rate in effect from time to time plus 3%. In addition to the payment of interest, the Company is obligated to pay Dr. Niihara a “tax gross-up” intended to make him whole for federal and state income and employment taxes payable by him with respect to interest and tax gross-up paid to him in the previous year. As of March 31, 2022 and December 31, 2021, the outstanding balance of $400,000 was reflected in revolving line of credit, related party on the condensed consolidated balance sheets. With the tax-gross up, the effective interest rate on the outstanding balance as of March 31, 2022, was 10.4%. The revolving line of credit agreement will expire on November 22, 2022. Refer to Note 12 for more related party information.

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

The convertible promissory notes bear interest at the rate of 2% per year payable semi-annually on the last business day of August and January of each year and will mature on the 3rd anniversary of the original issue date, unless earlier converted or prepaid. The convertible promissory notes became redeemable in whole or in part at the election of the holders on or after February 28, 2022. The Company is entitled to prepay up to 50% of the principal amount of the convertible promissory notes at any time on or before February 28, 2023 for a prepayment amount equal to the principal amount being prepaid, accrued and unpaid interest thereon and a prepayment premium equal to 50% of such principal amount. The convertible promissory notes are general, unsecured obligations of the Company.

The conversion feature of the convertible promissory notes is separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. The following table sets forth the fair value of the conversion feature liability as of March 31, 2022, and December 31, 2021 (in thousands):

Convertible promissory notes	March 31, 2022	December 31, 2021
Balance beginning of period	$7,507	$—
Fair value at issuance date	—	5,594
Change in fair value included in the statement of operations	(3,080)	1,913
Balance end of period	$4,427	$7,507

The fair value and any change in fair value of the conversion feature liability are determined using a convertible bond lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair values as of March 31, 2022, and December 31, 2021 were based upon following assumptions:

Convertible promissory notes	March 31, 2022	December 31, 2021
Stock price	$1.00	$1.67
Conversion price	$1.48	$1.48
Selected yield	23.42%	21.99%
Expected volatility	50%	50%
Time until maturity (in years)	1.91	2.16
Dividend yield	—	—
Risk-free rate	2.22%	0.77%

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

The GPB Warrant is separately recognized under ASC 815-40 at fair value as a liability. The warrant liability is remeasured at fair value on a recurring basis using Level 3 inputs and any change in the fair value of the liability is recorded in the condensed consolidated statements of operations.

The following table presents the change in fair value of the GPB Warrant as of March 31, 2022 and December 31, 2021 (in thousands):

Warrant Liability—GPB	March 31, 2022	December 31, 2021
Balance beginning of period	$40	$83
Change in fair value included in the statement of operations	(35)	(43)
Balance end of period	$5	$40

The fair value of the warrant derivative liability was determined using the Black-Scholes Merton model.

The fair values as of March 31, 2022, and December 31, 2021 were based on upon following assumptions:

	March 31, 2022	December 31, 2021
Adjusted exercise price	$10.28	$10.28
Common stock fair value	$1.00	$1.67
Risk‑free interest rate	1.79%	0.56%
Volatility	97.00%	104.00%
Time until expiration (years)	1.25	1.50
Expected dividend yield	—	—
Number outstanding	252,802	252,802

Extension of a Convertible Promissory Note - On June 15, 2020, the holder of a convertible promissory note in the principal amount of $3,150,000 agreed to an extension of the maturity date of the convertible promissory note to June 15, 2023 in exchange for an increase in the interest rate on the note from 11% to 12%. In conjunction with the extension, the Company issued to the note holder five-year warrants to purchase a total of up to 1,250,000 shares of the Company common stock at an exercise price of $2.05 a share. Under ASC 815-40, the warrants are recognized at fair value as a liability. The warrant liability is remeasured at fair value on a recurring basis using Level 3 input and any changes in the fair value of liability is recorded in the condensed consolidated statements of operations.

The following table presents the fair values and changes in fair value of the warrants as of March 31, 2022 and December 31, 2021 (in thousands):

Warrant liability— Convertible Promissory Note	March 31, 2022	December 31, 2021
Balance beginning of period	$1,463	$988
Change in fair value included in the statement of operations	(713)	475
Balance end of period	$750	$1,463

The fair values of the warrant derivative liability were determined using the Black-Scholes Merton model based upon following assumptions:

	March 31, 2022	December 31, 2021
Exercise price	$2.05	$2.05
Stock price	$1.00	$1.67
Risk‑free interest rate	2.45%	1.04%
Expected volatility (peer group)	117.00%	117.00%
Expected life (in years)	3.21	3.46
Expected dividend yield	—	—
Number outstanding	1,250,000	1,250,000

A summary of outstanding warrants as of March 31, 2022 and December 31, 2021 is presented below:

	March 31, 2022	December 31, 2021
Warrants outstanding beginning of period	8,236,017	8,439,480
Granted	—	—
Exercised	—	—
Cancelled, forfeited or expired	—	(203,463)
Warrants outstanding end of period	8,236,017	8,236,017

A summary of all outstanding warrants by year issued and exercise price as of March 31, 2022 is presented below:

		Outstanding			Exercisable
Year issued and Exercise Price		Number of Warrants Issued	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Total	Weighted-Average Exercise Price
Prior to January 1, 2021
	$1.54-$36.24	8,236,017	1.98	$5.87	6,986,017	$5.87
At March 31, 2022
	$—	—	—	$—	—	$—
	Total	8,236,017		Total	6,986,017

Stock options – The Company’s former Amended and Restated 2011 Stock Incentive Plan expired on May 3, 2021, and no further awards may be made under the 2011 Plan. The expiration of the 2011 Plan did not affect outstanding stock options thereunder.

The Company also previously maintained an Amended and Restated 2012 Omnibus Incentive Compensation Plan, which was terminated in September 2021 in connection with the adoption of the 2021 Stock Incentive Plan described below.

On September 29, 2021, the Board of Directors of the Company adopted the Emmaus Life Sciences, Inc. 2021 Stock Incentive Plan upon the recommendation of the Compensation Committee of the Board. The 2021 Stock Incentive Plan was approved by stockholders on November 23, 2021. No more than 4,000,000 shares of common stock may be issued pursuant to awards under the 2021 Stock Incentive Plan. The number of shares available for Awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the Stock Incentive Plan for stock splits, stock dividends, reverse stock splits, recapitalizations and other similar events. As of March 31, 2022, no awards were outstanding under the 2021 Stock Incentive Plan.

A summary of the Company’s stock option activity for three months ended March 31, 2022 and for the year ended December 31, 2021 is presented below.

	March 31, 2022		December 31, 2021
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	5,968,338	$4.78	7,110,025	$4.63
Granted or deemed granted	—	$—	—	$—
Exercised	—	$—	—	$—
Cancelled, forfeited and expired	(6)	$3,600.00	(1,141,687)	$3.82
Options outstanding, end of period	5,968,332	$4.78	5,968,338	$4.78
Options exercisable, end of period	5,942,831	$4.80	5,937,837	$4.80
Options available for future grant	4,000,000		4,000,000

During the three months ended March 31, 2022, and 2021, the Company recognized $5,000 and $182,000, respectively, of share-based compensation expense. As of March 31, 2022, there was approximately $16,000 of total unrecognized compensation expense related to unvested share-based compensation awards outstanding under the former Amended and Restated 2011 Stock Incentive Plan. That expense is expected to be recognized over the weighted-average remaining vesting period of 1.1 years.

Collaborative Research and Development Agreement with Kainos Medicine, Inc—On February 26, 2021, the Company entered into a collaborative research and development agreement with Kainos Medicine, Inc. (“Kainos”) to lead the preclinical development of Kainos’ patented IRAK4 inhibitor (“KM10544”) as an anti-cancer drug and further advance Kainos’s research and development activities. The companies also entered into a letter of intent regarding possible future joint development of small molecule therapeutics and other pharmaceutical assets.

Pursuant to the collaborative research and development agreement, the Company paid and issued to Kainos $500,000 in cash and 324,675 shares of common stock of the Company equivalent to $500,000 in additional consideration, which amounts were recorded as research and development expenses in the statement of operations and comprehensive income (loss) for each of the periods ended March 31, 2021 and December 31, 2021. The Company, in turn, was granted rights of first negotiation and first refusal for an exclusive license regarding the development and commercialization of products based on the intellectual property resulting from the agreement.

On October 7, 2021, the Company entered into a license agreement with Kainos under which Kainos granted the Company an exclusive license in the territory encompassing the U.S., the U.K. and the EU to patent rights, know-how and other intellectual property relating to Kainos’s novel IRAK4 inhibitor, referred to as KM10544, for the treatment of cancers, including leukemia, lymphoma and solid tumor cancers. In consideration of the license, the Company paid Kainos a six-figure upfront fee in cash and agreed to make additional cash payments upon the achievement of specified milestones totaling in the mid-eight figures and pay a single-digit percentage royalty based on net sales of the licensed products and a similar percentage of any sublicensing consideration.

During the three months ended March 31, 2021, the Company incurred $1.0 million of research and development expenses related to the Kainos collaboration and license agreement. The Company incurred no such expenses in the three months ended March 31, 2022.

NOTE 9 — INCOME TAX

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax income (loss) and other comprehensive income.

For the three months ended March 31, 2022 and 2021, the Company recorded an income tax benefit of $103,000 and a provision for state income tax of $18,000, respectively. The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The Company established a full valuation allowance against its federal and state deferred tax asset and there was unrecognized tax benefit as of March 31, 2022 or March 31, 2021.

NOTE 10 — LEASES

Operating leases — The Company leases its office space under operating leases with unrelated entities.

The Company leases 21,293 square feet of office space for our headquarters in Torrance, California, at a base rental of $83,365 per month, which lease will expire on September 30, 2026. The Company also leases an additional 1,850 square feet office space in New York, New York, at a base rent of $8,908, which lease will expire on January 31, 2023. In addition, the Company leases 1,322 square feet of office space in Tokyo, Japan, which lease will expire on September 30, 2022 and 1,163 square feet of office space in Dubai, United Arab Emirates, which lease will expire on June 19, 2023.

The rent expense during the three months ended March 31, 2022 and 2021 was $303,000 and $301,000, respectively.

Future minimum lease payments were as follows as of March 31, 2022 (in thousands):

Amount
2022 (nine months)	$880
2023	1,058
2024	1,063
2025	1,092
2026 and thereafter	836
Total lease payments	4,929
Less imputed interest	1,107
Present value of lease liabilities	$3,822

As of March 31, 2022, the Company had an operating lease right-of-use asset of $3.3 million and lease liability of $3.8 million. The weighted average remaining term of the Company’s leases as of March 31, 2022 was 4.4 years and the weighted-average discount rate was 12.0%.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

API Supply Agreement — On June 12, 2017, the Company entered into an API Supply Agreement (the “API Agreement”) with Telcon pursuant to which Telcon paid the Company approximately $31.8 million in consideration of the right to supply 25% of the Company’s requirements for bulk containers of PGLG for a fifteen-year term. The amount was recorded as deferred trade discount. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain terms of the API supply agreement (the “revised API agreement”). The revised API agreement is effective for a term of five years and will renew automatically for ten successive one-year renewal periods, except as either party may determine. In the revised API agreement, the Company has agreed to purchase a cumulative total of $47.0 million of PGLG over the term of the agreement. The revised API agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the shortfall, or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure our obligations. In September 2018, the Company entered into an agreement with Ajinomoto and Telcon to facilitate Telcon’s purchase of PGLG from Ajinomoto for resale to the Company under the revised API agreement. The PGLG raw material purchased from Telcon is recorded in inventory at net realizable value and the excess purchase price is recorded against deferred trade discount. Refer to Notes 5 and 6 for more information.

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to loans from related parties outstanding on or at any time during the three months ended March 31, 2022 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at March 31, 2022	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Willis Lee (2)	12%	10/29/2020	Due on Demand	100	100	—	—
	Soomi Niihara (1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Soomi Niihara (1)	12%	1/18/2022	Due on Demand	300	300	—	—
	Yasushi Nagasaki (2)	10%	2/9/2022	Due on Demand	50	50	—	—
	Hope International Hospice, Inc. (1)	10%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc. (1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara (1)	10%	2/15/2022	Due on Demand	100	100	—	—
	George Sekulich (2)	10%	2/16/2022	Due on Demand	26	26	—	—
	Soomi Niihara (1)	10%	3/7/2022	Due on Demand	200	200	—	—
	Osato Medical Clinic (3)	12%	3/11/2022	Due on Demand	250	250	—	—
	Alfred Lui (2)	12%	3/11/2022	Due on Demand	50	50	—	—
	Hope International Hospice, Inc. (1)	12%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc. (1)	12%	3/30/2022	Due on Demand	150	150	—	—
	Wei Pei Zen (2)	10%	3/31/2022	Due on Demand	200	200	—	—
				Subtotal	2,836	2,836	—	—
Revolving line of credit agreement
	Yutaka Niihara (1)	5.25%	12/27/2019	Due on Demand	400	400	—	3
				Subtotal	400	400	—	3
				Total	$3,236	$3,236	$—	$3

The following table sets forth information relating to loans from related parties outstanding at any time during the year ended December 31, 2021:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2021	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Willis Lee (2)	12%	10/29/2020	Due on Demand	$100	$100	$—	$—
	Soomi Niihara (1)	12%	1/20/2021	Due on Demand	—	700	700	13
	Soomi Niihara (1)	12%	9/15/2021	Due on Demand	—	300	300	3
	Soomi Niihara (1)	12%	12/7/2021	Due on Demand	700	700	—	—
				Subtotal	$800	$1,800	$1,000	$16
Revolving line of credit
	Yutaka Niihara (1)	5.25%	12/27/2019	Due on Demand	$400	$800	$400	$35
				Subtotal	$400	$800	$400	$35
				Total	$1,200	$2,600	$1,400	$51

(1)

Dr. Niihara, the Chairman of the Board and Chief Executive Officer of Emmaus, is also a director and the Chief Executive Officer of Hope International Hospice, Inc. Soomi Niihara is Dr. Niihara’s wife.

(2)	Current officer or director.
(3)	Dr. Osato, a director of Emmaus and his wife are the sole owner of Osato Medical Clinic.

See Note 7 for a discussion of the Company’s revolving line of credit agreement with Dr. Niihara.

See Notes 6 and 11 for a discussion of the Company’s agreements with Telcon, which holds 4,147,491 shares of the Emmaus common stock, or approximately 8.4% of the common stock outstanding as of March 31, 2022 and, as such, may be deemed to be an affiliate of the Company. As of March 31, 2022, the Company held a Telcon convertible bond in the principal amount of approximately $23.5 million as discussed in Note 5.

NOTE 13 — SUBSEQUENT EVENTS

Subsequent to March 31, 2022, the Company received $1.2 million of proceeds from loans from related and unrelated parties to augment its working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, the terms, “we,” “us,” “our,” “Emmaus” or the “Company” refer to Emmaus Life Sciences, Inc. and its direct and indirect subsidiaries.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (the “Annual Report”).

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

Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all forward-looking statements made in this Form 10-Q are qualified by these cautionary statements. We undertake no duty to amend or update these statements beyond what is required by SEC reporting requirements.

Company Overview

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. Our lead product, Endari® (prescription-grade L-glutamine oral powder) is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”) in adult and pediatric patients five years of age and older. In April 2022, Endari® was approved by the Ministry of Health and Prevention in in the United Arab Emirates, or U.A.E, in adults and pediatric patients five years of age and older. The approval of Endari® in the U.A.E. was the first granted outside the U.S. Applications for marketing authorization are pending in the Kingdom of Saudi Arabia, Bahrain and other Gulf Cooperation Council, or GCC, countries, as well. While the applications are pending, the FDA approval of Endari® can be referenced to allow access to Endari® on a named-patient basis.

Endari® is marketed and sold in the U.S. by our internal commercial sales team. Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. We have agreements in place with the nation’s leading distributors as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide. In April 2022 we launched an innovative telehealth solution to afford SCD patients’ direct access to Endari® remotely through a web portal managed by our strategic partners, including Asembia LLC, US Bioservices Corporation and UpScript IP Holdings, LLC.

As of March 31, 2022, our accumulated deficit was $242.9 million and we had cash and cash equivalents of $0.8 million. We expect net revenues to increase as we expand our commercialization of Endari® in the U.S. and begin to realize revenues in the U.A.E. and perhaps other GCC countries. Until we can generate sufficient net revenues from Endari® sales, our future cash requirements are expected to be financed through public or private sales of equity or debt securities and, loans, including loans from related parties, or possible corporate collaboration and licensing arrangements. We are unable to predict if or when we will become profitable.

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

Sales Discounts: We provide our customers prompt payment discounts and from time to time offer additional discounts to encourage bulk orders to generate needed working capital. Sales attributable to bulk discounts offered by us increased in 2021 and adversely affected sales in the first quarter of 2022.

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

General and Administrative Expense

General and administrative expense consists principally of salaries and related employee costs, including share-based compensation for our directors, executive officers and employees. Other general and administrative expense includes facility costs, and professional fees and expenses for audit, legal, consulting, and tax services.

Selling Expenses

Selling expenses consist principally of salaries and related costs for personnel involved in the promotion, sale and marketing of Endari®. Other selling cost include advertising, third party consulting costs, the cost of in-house sales personnel and travel-related costs. We expect selling expenses to increase as we acquire additional personnel to support the commercialization of Endari® in the U.S. and abroad.

COVID-19

In retrospect, we believe our business was adversely by lockdowns, travel-related restrictions and other governmental responses to the pandemic related to the COVID 19 pandemic which inhibited the ability of our sales force to visit doctors’ offices and clinics and may have adversely affected the willingness of SCD patients to seek the care of a physician or to comply with physician-prescribed care. We intend to consider future changes to our business to adapt to the new post-pandemic environment, including our traditional reliance on our in-house sales force.

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

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or net realizable value. Substantially all raw materials purchased during the three months ended March 31, 2022 and 2021 were supplied by one supplier.

Results of Operations:

Three months ended March 31, 2022 and 2021

Net revenues, Net. Net revenues decreased by $2.1 million, or 39%, to $3.2 million for the three months ended March 31, 2022, compared to $5.3 million for the three months ended March 31, 2021. The decrease in net revenues was primarily attributable to lower bulk order purchases in 2022 compared to the same period in 2021.

Cost of Goods Sold. Cost of goods sold increased by $0.6 million or 131%, to $1.0 million for three months ended March 31, 2022, compared to $0.4 million for the three months ended March 31, 2021 due primarily to $0.8 million of additional reserve relating to Endari® inventory with a shelf-life of less than two years.

Research and Development Expenses. Research and development expenses decrease by $1.3 million, or 74%, to $0.5 million for the three months ended March 31, 2022, compared to $1.8 million for the three months ended March 31, 2021. The decrease was primarily due to one-time payment of $0.5 million in cash and $0.5 million in shares of common stock in 2021 under our collaborative research and development agreement with Kainos. Depending on the availability of funding, we expect our research and development costs to increase in the remainder of 2022.

Selling Expenses. Selling expenses increased by $0.2 million, or 14%, to $1.5 million for the three months ended March 31, 2022 compared to $1.3 million for the three months ended March 31, 2021. The increase was primarily due to increased travel expenses.

General and Administrative Expenses. General and administrative expenses slightly decreased by $53,000, or 2%, to $3.4 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease was primarily due to decreases of $0.4 million in compensation expense including share-based compensation, $0.1 million of professional fees, partially offset by an increase of $0.3 million of Dubai office operating expenses and $0.1 million of public relations expenses.

Other Income (Expense). Total other income increased by $8.2 million, or 121%, to $1.4 million for the three months ended March 31, 2022, compared to $6.8 million of other expense for the three months ended March 31, 2021. The increase was primarily due to increases of $5.4 million in change in fair value of conversion feature derivative and $1.3 million in change in fair value of warrant derivative liabilities, a $1.2 million in loss on debt extinguishment in the comparable period in 2021, and a decrease of $0.3 million in interest expense in 2022.

Net Loss. Net loss for the three months ended March 31, 2022 increased by $6.9 million, or 82% to $1.5 million for the three months ended March 31, 2022, compared to $8.4 million for the three months ended March 31, 2021. The decrease was primarily a result of an increase of $8.2 million in other income, partially offset by an increase of $1.5 million in loss from operations.

Liquidity and Capital Resources

Based on our losses to date, anticipated future net revenues and operating expenses, debt repayment obligations, planned funding to EJ Holdings and cash and cash equivalents balance of $0.8 million as of March 31, 2022, we do not have sufficient operating capital for our business without raising additional capital. We realized a net loss of $1.5 million for the three months ended March 31, 2022 and anticipate that we will continue to incur net losses for the foreseeable future and until we can generate increased net revenues from Endari® sales. While we anticipate increased net revenues as we expand our commercialization of Endari® in the U.S. through telehealth and other initiatives, as well as in the U.A.E. and perhaps other GCC countries, there is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations.

Our subsidiary, Emmaus Medical, Inc., or Emmaus Medical, is party a purchase and sale agreement with Prestige Capital Finance, LLC, or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 75% of the face amount of the accounts receivable, subject to a $7,500,000 cap on advances at any time. The balance of the face amount of the accounts receivable will be reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable.

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

As of March 31, 2022, we had outstanding $17.6 million in principal amount of convertible promissory notes and $6.6 million in principal amount of other notes payable. Our minimum lease payment obligations were $3.8 million, of which $0.7 million was payable within 12 months.

Our API supply agreement with Telcon provides for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,”

Telcon may be entitled to payment of the shortfall or to settle the target shortfall in exchange for principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as collateral to secure our obligations. In February 2022 we agreed with Telcon to settle the target shortfall under the API supply agreement for 2020 and 2021 in exchange for principal and interest on our Telcon convertible bond and cash proceeds thereof.

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of this filing as referred to in the “Risk Factors” section of this Quarterly Report and Note 2 of the Notes to Financial Statements included herein.

Cash flows for the three months ended March 31, 2022 and March 31, 2021

Net cash used in operating activities

Net cash used in operating activities increased by $0.7 million, or 18%, to $4.7 million for the three months ended March 31, 2022 from $4.0 million for the three months ended March 31, 2021 due to an increase of $6.9 million in net loss partially offset  by a decrease of $5.4 million change in fair value of conversion feature derivative.

Net cash provided by (used in) investing activities

Net cash provided by investing activities increased by $3.0 million, or 169%, to $1.2 million for the three months ended March 31, 2022 from net cash used in investing activities of $1.8 million for the three months ended March 31, 2021. This increase was due to deemed proceeds of $2.9 million sales of convertible bonds resulting from the offset of target shortfalls against principal and interest of our Telcon convertible note against our trade discount.

Net cash provided by financing activities

Net cash provided by financing activities decreased by $5.0 million, or 71%, to $2.0 million for the three months ended March 31, 2022 from $7.0 million for the three months ended March 31, 2021. This decrease was the result of $13.0 million in proceeds from the sales of convertible notes payable in 2021, partially offset by a $6.2 million used to prepay our outstanding 10% Senior Secured Convertible Debentures in the same period.

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2022.

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

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our DCP. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s DCP were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of March 31, 2022. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of March 31, 2022, because of the continuation of a material weaknesses (the “Material Weakness”) in our internal control over financial reporting due to inadequate financial closing process, segregation of duties including access control of information technology especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account process and insufficient entity risk assessment process.

We engaged in ongoing efforts to remediate the control deficiencies that constituted the Material Weakness by implementing changes to our internal control over financial reporting, without limitation:

•	engaging a third-party accounting consulting firm to assist us in the review of our application of GAAP on complex debt financing transactions and revenue recognition under ASC 606;

•	using a GAAP Disclosure and SEC Reporting Checklist;

•	increasing the continuing professional training and academic education on accounting subjects for accounting staff;

•	enhancing the level of the precision of review controls related to our financial close and reporting; and

•	subscribing the relevant online services other supplemental internal and external resources relating to SEC reporting.

Our management and board of directors are committed to the remediation of the material weaknesses, as well as the continued improvement of our overall system of internal control over financial reporting. In addition to the measures described above, we are in the process of implementing an integrated cloud-based enterprise resource planning (ERP) system to manage our financial information to replace our outdated financial accounting systems and software, which we expect to complete before the end of 2022 as our finances permit. We also have established a Disclosure Committee to ensure more effective internal communications significant transactions.

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

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The following should be read in conjunction with the “Risk Factors” section of the Annual Report.

The Company’s consolidated financial statements included in this Quarterly Report have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $1.5 million for the three months ended March 31, 2022 and had a working capital deficit of $28.1 million at March 31, 2022.Management expects that the Company’s current liabilities, operating losses and expected capital needs, including the expected costs relating to the commercialization of Endari® in the Middle East North Africa region and elsewhere, will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the Company’s current liabilities and future obligations, the Company will need to raise additional funds through related-party loans, equity and debt financings or licensing or other strategic agreements. The Company has no understanding or arrangement for any additional financing, and there can be no assurance that the Company will be able to complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. Due to the uncertainty of the Company’s ability to meet its current operating and capital expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of this filing. The consolidated financial statements included in this Quarterly Report do not include any adjustments that might result from the outcome of these uncertainties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Beginning January 18th through April 19th of this year, certain of our directors and officers made loans to the Company, the proceeds of which were used to augment our working capital and for general corporate purposes, including payment of employee compensation and loans to EJ Holdings to fund operations at its facility in Ube, Japan.  The loans are evidenced by demand promissory notes of the Company, the form of which is included as Exhibit 10.2 to this Quarterly Report and incorporated herein by reference. The following table sets forth information regarding the related-party loans:

Lender	Annual Interest Rate	Date of Loan	Term of Loan	Principal Loan Amount
Soomi Niihara (1)	12%	1/18/2022	On demand	$300,000
Yasushi Nagasaki (2)	10%	2/9/2022	On demand	$50,000
Hope International Hospice, Inc. (3)	10%	2/9/2022	On demand	$350,000
Hope International Hospice, Inc. (3)	10%	2/15/2022	On demand	$210,000
Soomi Niihara (1)	10%	2/15/2022	On demand	$100,000
George Sekulich (2)	10%	2/16/2022	On demand	$25,622
Soomi Niihara (1)	10%	3/7/2022	On demand	$200,000
Osato Medical Clinic (4)	12%	3/11/2022	On demand	$250,000
Alfred Lui (5)	12%	3/11/2022	On demand	$50,000
Hope International Hospice, Inc. (3)	12%	3/15/2022	On demand	$150,000
Hope International Hospice, Inc. (3)	12%	3/30/2022	On demand	$150,000
Wei Pei Zen (5)	10%	3/31/2022	On demand	$200,000
Willis Lee (2) (5)	10%	4/14/2022	On demand	$45,000
Total Loan Amount				$2,080,622
(1)	Soomi Niihara is the wife of Yutaka Niihara, M.D., M.P.H., the Chairman and Chief Executive Officer of the Company.
(2)	Officer of the Company.
(3)	Dr. Niihara is co-owner with his wife, Soomi Niihara, and a director and the Chief Executive Officer of Hope International Hospice, Inc.
(4)	Osato Medical Clinic is owned by Masaharu Osato, M.D., a director of the Company.
(5)	Director of the Company.

Item 6. Exhibits

(a)Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.1	Promissory Note date January18,2022 issued by registrant to Soomi Niihara.					*
10.2	Form of Promissory issued by the registrant to the persons indicated in Schedule A attached to the Form of Promissory Note.					*
10.3	Promissory Note date March 31,2022 issued by registrant to Wei Peu Zen.					*
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Emmaus Life Sciences, Inc.

Dated: May 12, 2022	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Its:	Chief Executive Officer

	By:	/s/ Yasushi Nagasaki
	Name:	Yasushi Nagasaki
	Its:	Chief Financial Officer