Form 10-K/A
period 2021-12-31
Emmaus Life Sciences, Inc.
filed 2022-07-01
CIK 822370

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $58,283,977 based upon the closing price of the common stock as reported on the OTCQB.

There were 49,311,864 shares of common stock outstanding as of July 14, 2021.

Auditor Name: BAKER TILLY US, LLP     Auditor Location: San Diego, California      Auditor Firm ID: 23

i

EXPLANATORY NOTE

Emmaus Life Sciences, Inc. is filing this Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022, for purposes of adding certain exhibits inadvertently omitted therefrom.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibits: The exhibits listed in the following “Exhibit Index” are incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Purchase and Sale Agreement dated __, 2021 between Emmaus Medical, Inc. and Prestige Capital Finance, LLC.	8-K	001-35527	10.1	February 22, 2021
10.2	Guaranty dated December 9, 2020 by Emmaus Life Sciences, Inc. in favor of Prestige Capital Finance, LLC	8-K	001-35527	10.2	February 22, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, California, on July 1, 2022.

Emmaus Life Sciences, Inc.

By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Title:	Chairman and Chief Executive Officer

3