Form 10-Q
period 2022-09-30
Emmaus Life Sciences, Inc.
filed 2022-11-14
CIK 822370

y

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

The registrant had 49,558,501 shares of common stock, par value $0.001 per share, outstanding as of November 10, 2022.

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended September 30, 2022

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,179	$2,279
Accounts receivable, net	1,491	1,040
Inventories, net	2,739	4,392
Prepaid expenses and other current assets	973	1,380
Total current assets	6,382	9,091
Property and equipment, net	79	147
Equity method investment	16,594	17,616
Right of use assets	2,944	3,485
Investment in convertible bond	15,943	26,100
Other assets	259	295
Total assets	$42,201	$56,734
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,134	$9,189
Operating lease liabilities, current portion	653	740
Conversion feature derivative, notes payable	4,272	7,507
Other current liabilities	2,270	4,404
Revolving line of credit from related party	400	400
Warrant derivative liabilities	33	1,503
Notes payable, current portion, net of discount	5,635	2,399
Notes payable to related parties	2,780	800
Convertible notes payable, net of discount	14,346	10,158
Total current liabilities	41,523	37,100
Operating lease liabilities, less current portion	2,764	3,261
Other long-term liabilities	32,122	33,173
Notes payable, less current portion	—	1,500
Notes payable to related parties, net	3,381	—
Convertible notes payable	—	3,150
Total liabilities	79,790	78,184
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 49,558,501 and 49,311,864 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	50	49
Additional paid-in capital	220,803	220,022
Accumulated other comprehensive loss	(5,905)	(255)
Accumulated deficit	(252,537)	(241,266)
Total stockholders’ deficit	(37,589)	(21,450)
Total liabilities & stockholders’ deficit	$42,201	$56,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES, NET	$4,939	$5,766	$12,460	$17,590
COST OF GOODS SOLD	540	445	1,943	1,311
GROSS PROFIT	4,399	5,321	10,517	16,279
OPERATING EXPENSES
Research and development	432	470	1,196	3,032
Selling	1,664	1,518	5,076	4,254
General and administrative	2,963	3,364	9,413	10,156
Total operating expenses	5,059	5,352	15,685	17,442
LOSS FROM OPERATIONS	(660)	(31)	(5,168)	(1,163)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(421)	—	(421)	(1,172)
Change in fair value of warrant derivative liabilities	51	(131)	1,341	(322)
Change in fair value of conversion feature derivative, notes payable	3,850	(1,357)	3,235	(1,132)
Realized loss on investment in convertible bond	—	—	(133)	—
Net loss on equity method investment	(431)	(663)	(1,490)	(1,999)
Foreign exchange loss	(1,470)	(246)	(5,131)	(1,421)
Interest and other income	175	192	530	573
Interest expense	(1,520)	(683)	(3,544)	(2,390)
Total other income (expense)	234	(2,888)	(5,613)	(7,863)
LOSS BEFORE INCOME TAXES	(426)	(2,919)	(10,781)	(9,026)
Income tax provision (benefit)	(35)	232	44	58
NET LOSS	(391)	(3,151)	(10,825)	(9,084)

COMPONENTS OF OTHER COMPREHENSIVE LOSS
Unrealized loss on debt securities available for sale (net of tax)	(3,047)	(2,754)	(7,112)	(2,150)
Reclassification adjustment for loss included in net income	—	—	7	—
Foreign currency translation adjustments	481	86	1,455	243
Other comprehensive loss	(2,566)	(2,668)	(5,650)	(1,907)
COMPREHENSIVE LOSS	$(2,957)	$(5,819)	$(16,475)	$(10,991)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.06)	$(0.22)	$(0.18)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	49,558,501	49,311,864	49,397,690	49,233,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income (loss)	deficit	deficit
Balance at January 1,2022	49,311,864	$49	$220,022	$(255)	$(241,266)	$(21,450)
Share-based compensation	—	—	5	—	—	5
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	350	—	350
Reclassification adjustment for loss included in net income	—	—	—	7	—	7
Foreign currency translation effect	—	—	—	331	—	331
Net loss	—	—	—	—	(1,542)	(1,542)
Balance, March 31, 2022	49,311,864	49	220,027	433	(242,808)	(22,299)
Reclassification of warrants from liability to equity	—	—	213	—	—	213
Fair value of warrants including down-round protection adjustments	—	—	446	—	(446)	—
Common stock issued for services	246,637	1	109			110
Share-based compensation	—	—	5	—	—	5
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	(4,415)	—	(4,415)
Foreign currency translation effect	—	—	—	643	—	643
Net loss	—	—	—	—	(8,892)	(8,892)
Balance, June 30, 2022	49,558,501	$50	$220,800	$(3,339)	$(252,146)	$(34,635)
Share-based compensation	—	—	3	—	—	3
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	(3,047)	—	(3,047)
Foreign currency translation effect	—	—	—	481	—	481
Net loss	—	—	—	—	(391)	(391)
Balance, September 30, 2022	$49,558,501	$50	$220,803	$(5,905)	$(252,537)	$(37,589)

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income (loss)	deficit	deficit
Balance at January 1,2021	48,987,189	$49	$218,728	$1,144	$(225,079)	$(5,158)
Fair value of warrants including down-round protection adjustments	—	—	241	—	(241)	—
Common stock issued for services	324,675	—	500	—	—	500
Share-based compensation	—	—	181	—	—	181
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	58	—	58
Foreign currency translation effect	—	—	—	165	—	165
Net loss	—	—	—	—	(8,422)	(8,422)
Balance, March 31, 2021	49,311,864	49	219,650	1,367	(233,742)	(12,676)
Share-based compensation	—	—	274	—	—	274
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	546	—	546
Foreign currency translation effect	—	—	—	(8)	—	(8)
Net income	—	—	—	—	2,489	2,489
Balance, June 30, 2021	49,311,864	49	219,924	1,905	(231,253)	(9,375)
Share-based compensation	—	—	93	—	—	93
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	(2,754)	—	(2,754)
Foreign currency translation effect	—	—	—	86	—	86
Net loss	—	—	—	—	(3,151)	(3,151)
Balance at September 30, 2021	49,311,864	$49	$220,017	$(763)	$(234,404)	$(15,101)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,825)	$(9,084)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	40	44
Inventory reserve	1,240	423
Amortization of discount of notes payable and convertible notes payable	1,303	1,410
Foreign exchange adjustments	5,072	1,415
Net gain on investment in marketable securities	133	—
Loss on equity method investment	1,490	1,999
Loss on debt extinguishment	421	1,172
Gain on disposal of property and equipment	—	(1)
Loss on leased assets	22	—
Share-based compensation	13	548
Shares issued for services	55	500
Change in fair value of warrant derivative liabilities	(1,341)	322
Change in fair value of conversion feature derivative, notes payable	(3,235)	1,132
Net changes in operating assets and liabilities
Accounts receivable	(485)	(2,469)
Inventories	390	404
Prepaid expenses and other current assets	148	202
Other non-current assets	446	417
Income tax receivable and payable	28	15
Accounts payable and accrued expenses	1,479	(173)
Other current liabilities	(3,199)	242
Other long-term liabilities	55	(637)
Net cash flows used in operating activities	(6,750)	(2,119)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of convertible bond	2,919	—
Purchases of property and equipment	(18)	(11)
Loan to equity method investee	(4,226)	(5,241)
Net cash flows used in investing activities	(1,325)	(5,252)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued, net of issuance cost	4,283	—
Proceeds from notes payable issued, net of issuance cost, related party	5,469	1,000
Proceeds from convertible notes payable issued, net of issuance cost and discount	—	14,490
Payments of notes payable	(2,689)	(1,079)
Payments of convertible notes	—	(7,200)
Net cash flows provided by financing activities	7,063	7,211
Effect of exchange rate changes on cash	(88)	(6)
Net decrease in cash, cash equivalents and restricted cash	(1,100)	(166)
Cash, cash equivalents and restricted cash, beginning of period	2,279	2,487
Cash, cash equivalents and restricted cash, end of period	$1,179	$2,321

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$817	$840
Income taxes paid	$16	$43
NON-CASH INVESING AND FINANCING ACTIVITIES
Debt discount due to embedded derivative	$68	$5,555
Debt discount due to deferred financing cost	$213	$—
Debt discount due to warrants	70	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc., (“Emmaus”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. Due to the uncertainty of the Company’s ability to meet its current liabilities and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern, as the continuation and any expansion of its business is dependent upon obtaining financing, market acceptance of Endari®, and achieving a profitable level of revenues. The consolidated interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 and Quarterly Reports on Form 10-Q filed with the SEC on May 13, 2022 and August 15, 2022. The accompanying condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated balance sheet at December 31, 2021 contained in the Annual Report. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any future interim period.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Annual Report. There have been no material changes in these policies or their application.

Going concern— The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $10.8 million for the nine months ended September 30, 2022 and had a working capital deficit of $35.1 million as of September 30, 2022. Management expects that the Company’s current liabilities, operating losses and expected capital needs, including the expected costs relating to the commercialization of Endari® in the Middle East North Africa region and elsewhere, will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. In order to meet the Company’s current liabilities and future obligations, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, equity or debt financings or licensing or other strategic agreements. The Company is in discussions with the holders of its outstanding convertible promissory notes and certain other creditors to restructure or refinance the convertible promissory notes and other current liabilities but has no understanding or agreement to do so and has no understanding or arrangement for any additional financing. There can be no assurance that the Company will be able to restructure or refinance its existing indebtedness or other current liabilities or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. Due to the uncertainty of the Company’s ability to meet its current liabilities and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of this filing. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has considered all recent accounting pronouncements and determined that they will not have a material effect on the Company’s condensed consolidated financial statements.

Factoring accounts receivables — Emmaus Medical, Inc., or Emmaus Medical, an indirect wholly owned subsidiary of Emmaus, is party to a purchase and sales agreement with Prestige Capital Finance, LLC or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 75% of the face amount of the accounts receivable, subject to a $7.5 million cap on advances at any time. The balance of the face amount of the accounts receivable will be reserved by Prestige Capital and paid to Emmaus Medical, less fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable. Emmaus Medical’s obligations to Prestige Capital under the purchase and sale agreement are secured by a security interest in the accounts receivable and all or substantially all other assets of Emmaus Medical. In connection with the purchase and sale agreement, Emmaus has guaranteed Emmaus Medical’s obligations under the purchase and sale agreement. Accounts receivable included $86,000 and $472,000 of factoring accounts receivable and there were $17,000 and $9,000 liabilities related to factoring reflected in other current liabilities at September 30, 2022 and September 30, 2021, respectively. For three and nine months ended September 30, 2022, the Company incurred approximately $121,000, and $275,000, respectively, of factoring fees. For three and nine months ended September 30, 2021, the Company incurred approximately $106,000 and $181,000, respectively of factoring fees.

Net loss per share — In accordance with Accounting Standard Codification (“ASC”) 260, “Earnings per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per share is computed in a manner similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2022 and September 30, 2021, the Company had outstanding potentially dilutive securities exercisable for or convertible into 52,635,590 shares and 23,276,594 shares, respectively, of the Company’s common stock. No potentially dilutive securities were included in the calculation of diluted net loss per share since the potential dilutive securities were anti-dilutive for periods ended September 30, 2022 and September 30, 2021.

NOTE 3 — REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Endari®	$4,763	$5,590	$12,072	$17,186
Other	177	176	$389	404
Revenues, net	$4,939	$5,766	$12,460	$17,590

The following table summarizes the revenue allowance and accrual activities for the nine months ended September 30, 2022 and September 30, 2021 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2021	$1,481	$3,133	$539	$5,153
Provision related to sales in the current year	1,859	1,828	210	3,897
Adjustments related to prior period sales	(56)	18	569	531
Credits and payments made	(2,379)	(1,656)	(977)	(5,012)
Balance as of September 30, 2022	$905	$3,323	$341	$4,569

Balance as of December 31, 2020	$134	$2,119	$473	$2,726
Provision related to sales in the current year	2,374	2,627	188	5,189
Adjustments related to prior period sales	13	8	(111)	(90)
Credits and payments made	(1,217)	(2,201)	(20)	(3,438)
Balance as of September 30, 2021	$1,304	$2,553	$530	$4,387

The following table summarizes revenues attributable to each of our customers that accounted for 10% or more of our net revenues in any of the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Customer A	9%	31%	23%	47%
Customer B	35%	49%	27%	35%
Customer C	13%	12%	12%	10%
Customer D	15%	0%	11%	0%
Customer E	14%	0%	7%	0%

The Company is party to a distributor agreement with Telcon Pharmaceutical RF, Inc., or Telcon pursuant to which the Company granted Telcon exclusive rights to the Company’s prescription grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from the Company specified minimum quantities of the PGLG. In a related license agreement with Telcon, the Company agreed to use commercially reasonable best efforts to obtain product registration in these territories within three years of obtaining FDA marketing authorization for PGLG in this indication. Telcon has the right to terminate the distributor agreement in certain circumstances specified in the distributor agreement for failure to obtain such product registrations, in which event the Company would be obliged to return to Telcon the $10 million upfront fee. The fee is included in other long-term liabilities as unearned revenue as of September 30, 2022 and December 31, 2021. Refer to Note 6 and 11 and for additional transaction details.

NOTE 4 — SELECTED FINANCIAL STATEMENT — ASSETS

Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials and components	$1,493	$1,439
Work-in-process	278	115
Finished goods	5,598	6,228
Inventory reserve	(4,630)	(3,390)
Total inventories, net	$2,739	$4,392

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid insurance	$134	$660
Prepaid expenses	328	326
Other current assets	511	394
Total prepaid expenses and other current assets	$973	$1,380

Property and equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Equipment	$360	$342
Leasehold improvements	39	39
Furniture and fixtures	99	103
Construction-in-progress	—	57
Total property and equipment	498	541
Less: accumulated depreciation	(420)	(394)
Total property and equipment, net	$79	$147

During the three months ended September 30, 2022 and 2021, depreciation expense was approximately $9,000 and $11,000, respectively. During the nine months ended September 30, 2022 and 2021, depreciation expense was approximately $30,000 and $34,000, respectively.

NOTE 5 — INVESTMENTS

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% per year, payable quarterly. Beginning October 16, 2021, the Company became entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately $8.00 per share. The initial conversion price is subject to downward adjustment monthly based on the volume-weighted average market price of Telcon shares as reported on Korean Securities Dealers Automated Quotations Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares or upon a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. The conversion price as of September 30, 2022 is set forth in the “Investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right described above or the call option described below, are pledged as collateral to secure the Company’s obligations under the API Supply Agreement and revised API Agreement with Telcon described in Note 6 and Note 11.

Concurrent with the purchase of the convertible bond, the Company entered into an agreement dated September 28, 2020 pursuant to which Telcon or its designee is entitled to repurchase, at par, up to 50% in principal amount of the convertible bond at any time and from time to time commencing October 16, 2021 and prior to maturity.

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

In February 2022, the Company and Telcon agreed to settle a “target shortfall” under the revised API agreement with Telcon for the years ended 2020 and 2021 by exchanging KRW3.5 billion, or approximately US$2.9 million, principal amount and accrued and unpaid interest of the Telcon convertible bond and KRW400 million, or approximately US$310,000, in cash proceeds of the convertible bond. As a result, the Company realized a net loss on investment convertible bond of $126,000, which previously was classified as unrealized loss on debt securities available-for-sale in the other comprehensive income, and other income of $41,000. See Notes 6 and 11 for additional information on the “target shortfall.”

The following table sets forth the fair value and changes in fair value of the investment in the Telcon convertible bond as of September 30, 2022 and December 31, 2021 (in thousands):

Investment in convertible bond	September 30, 2022	December 31, 2021
Balance, beginning of period	$26,100	$27,866
Sales of convertible bond	(2,919)	—
Net loss on investment on convertible bond	(126)	—
Change in fair value included in the statement of other comprehensive income	(7,112)	(1,766)
Balance, end of period	$15,943	$26,100

The fair value as of September 30, 2022 and December 31, 2021 was based upon following assumptions:

	September 30, 2022	December 31, 2021
Principal outstanding (South Korean won)	KRW 26.5 billion	KRW 30 billion
Stock price	KRW1,075	KRW2,925
Expected life (in years)	8.04	8.79
Selected yield	16.75%	10.50%
Expected volatility (Telcon common stock)	78.80%	81.31%
Risk-free interest rate (South Korea government bond)	4.14%	2.19%
Expected dividend yield	—	—
Conversion price	KRW1,150 (US$0.80)	KRW2,847 (US$2.39)

Equity method investment – During 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings, Inc., or EJ Holdings, to acquire, own and operate a shuttered amino acids manufacturing facility in Ube, Japan. In connection with the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings voting shares. JIP owns 60% of EJ

Holdings voting shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.2 million. The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. The loan matures on September 30, 2028 and bears interest at the annual rate of 1%, payable annually. The parties also contemplated that the Ube facility would eventually supply the Company with the facility’s output of amino acids and that the operation of the facility would be principally for the Company’s benefit and, as such, that major decisions affecting EJ Holdings and the Ube facility would be made by EJ Holdings’ board of directors, a majority of which are representatives of JIP, in consultation with the Company. During the nine months ended September 30, 2022, the Company made an additional $4.2 million of loans to EJ Holdings. As of September 30, 2022, and December 31, 2021, the loans receivable from EJ Holdings were approximately $21.7 million and $22.6 million, respectively, as reflected in equity method investment on the consolidated balance sheets.

EJ Holdings is engaged in retrofitting the Ube facility in order to seek regulatory approvals for the manufacture of PGLG in accordance with cGMP. EJ Holdings has had no substantial revenues since its inception, has depended on loans from the Company to acquire the Ube facility and fund its operations and will continue to be dependent on loans from the Company or other financing unless and until the Ube facility is activated and EJ Holdings can secure customers for its products. There is no assurance the Company will be able to continue to provide loan financing to support EJ Holdings’ activities at the Ube facility or that EJ Holdings will be able to obtain other financing. If EJ Holdings is unable to obtain financing, it may need to seek to sell all or part of the Ube facility. In such event, the Company could lose all or part of its investment.

The Company has determined that EJ Holdings is a variable interest entity, or VIE, based upon its dependence upon loan financing provided by the Company to acquire the Ube facility and fund EJ Holdings’ activities, which are principally for the Company’s benefit. JIP, however, owns 60% of EJ Holdings and is entitled to designate a majority of the directors of EJ Holdings and its Chief Executive Officer and outside auditors, and, as such, controls the management, business, and operations of EJ Holdings. Accordingly, the Company accounts for its variable interest in EJ Holdings under the equity method.

The Company’s share of the loss reported by EJ Holdings are classified as net loss on equity method investment. The investment is evaluated for impairment and if facts and circumstances indicate that the carrying value may not be recoverable, an impairment charge would be recorded.

The following table sets forth certain financial information of EJ Holdings for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES, NET	$46	$57	$148	$174
NET LOSS	$(1,077)	$(1,657)	$(3,725)	$(4,998)

NOTE 6 — SELECTED FINANCIAL STATEMENT - LIABILITIES

Accounts payable and accrued expenses consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable:
Clinical and regulatory expenses	$444	$534
Professional fees	579	477
Selling expenses	1,138	932
Manufacturing costs	532	378
Non-employee board member compensation	401	136
Other vendors	313	262
Total accounts payable	3,407	2,719
Accrued interest payable, related parties	325	91
Accrued interest payable	1,673	579
Accrued expenses:
Payroll expenses	1,196	1,097
Government rebates and other rebates	4,157	4,371
Other accrued expenses	376	332
Total accrued expenses	5,729	5,800
Total accounts payable and accrued expenses	$11,134	9,189

Other current liabilities consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Trade discount	$1,200	$3,000
Other current liabilities	1,070	1,404
Total other current liabilities	$2,270	$4,404

Other long-term liabilities consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Trade discount	$22,095	$23,148
Unearned revenue	10,000	10,000
Other long-term liabilities	27	25
Total other long-term liabilities	$32,122	$33,173

 On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual target requirements for bulk containers of PGLG. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain items of the API Supply Agreement (the “revised API Agreement”). The Company purchased $523,000 of PGLG from Telcon in the nine months ended September 30, 2022 and purchased $250,000 of PGLG in the nine months ended September 30, 2021 of which $537,000 and $382,000 were reflected in accounts payable as of September 30, 2022 and December 31, 2021, respectively. The revised API Agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement. See Note 5 for information regarding the settlement in the nine months ended September 30, 2022 of the target shortfall for 2021 and 2020.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at September 30, 2022 and December 31, 2021 (in thousands except for number of underlying shares) excluding the revolving line of credit agreement with related party discussed below:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding September 30, 2022	Unamortized Discount September 30, 2022	Carrying Amount September 30, 2022		Underlying Shares September 30, 2022
Notes payable
2013	10%	Due on demand	—	$692	$—	$692		—
2021	11%	Due on demand - 2 years	—	2,719	—	2,719		—
2022	11%-36%	Due on demand - 7 month	—	2,243	19	2,224		—
				$5,654	$19	$5,635		—
		Current		$5,654	$19	$5,635		—
Notes payable - related parties
2020	12%	Due on demand	—	100	—	100		—
2021	12%	Due on demand	—	700	—	700		—
2022	6%-12%	Due on demand - 5 years	—	5,501	135	5,361	(c)	—
				$6,301	$135	$6,161		—
		Current		$2,780	$—	$2,780		—
		Non-current		$3,521	$135	$3,381		—
Convertible notes payable
2020(a)	12%	3 years	$10.00	3,150	—	3,150		320,067
2021(b)	2%	3 years	$0.37	14,315	3,119	11,196		41,112,131
				$17,465	$3,119	$14,346		41,432,198
		Current		$17,465	$3,119	$14,346		41,432,198
		Total		$29,421	$3,273	$26,143		41,432,198

Year Issued	Interest Rate Range	Term of Notes	Conversion Price	Principal Outstanding December 31, 2021	Unamortized Discount December 31, 2021	Carrying Amount December 31, 2021	Underlying Shares December 31, 2021
Notes payable
2013	10%	Due on demand	—	$869	$—	$869	—
2021	11%	Due on demand - 2 years	—	3,030	—	3,030	—
				$3,899	$—	$3,899	—
		Current		$2,399	$—	$2,399	—
		Non-current		$1,500	$—	$1,500	—
Notes payable - related parties
2020	12%	Due on demand	—	$100	$—	$100	—
2021	12%	Due on demand	—	700	—	700	—
				$800	$—	$800	—
		Current		$800	$—	$800	—
Convertible notes payable
2020(a)	12%	3 years	$10.00	3,150	—	3,150	316,756
2021(b)	2%	3 years	$1.48	14,490	4,332	10,158	9,856,343
				$17,640	$4,332	$13,308	10,173,099
		Current		$14,490	$4,332	$10,158	9,856,343
		Non-current		$3,150	$—	$3,150	316,756
		Total		$22,339	$4,332	$18,007	$10,173,099

(a)	This note is convertible into shares of EMI Holding, Inc., a wholly owned subsidiary of Emmaus Life Sciences, Inc.
(b)

The notes are convertible into shares of common stock of Emmaus Life Sciences, Inc. Beginning February 28, 2022, the note holders became entitled to call for redemption of the convertible notes payable at any time. Accordingly, the notes are classified as current liabilities.

(c)	Includes $41,000 of the fair value of embedded derivative.

The weighted-average stated annual interest rate of notes payable was 7% and 6% as of September 30, 2022 and December 31, 2021, respectively. The weighted-average effective annual interest rate of notes payable as of September 30, 2022 and December 31, 2021 was 19% and 15%, respectively, after giving effect to discounts relating to conversion features, warrants and deferred financing costs relating to the notes.

As of September 30, 2022, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending
2022 (three months)	$25,900	(a)
2025	1,200
2027	2,321
Total	$29,421
(a)	Includes $14.3 million principal amount of convertible notes subject to redemption at any time at the election of the holders.

The Company is party to a revolving line of credit agreement with Yutaka Niihara, M.D., M.P.H., the Company’s Chairman and Chief Executive Officer. Under the agreement, at the Company’s request from time to time Dr. Niihara may, but is not obligated to, loan or re-loan to the Company up to $1,000,000. Outstanding amounts under the agreement are due and payable upon demand and bear interest, payable monthly, at a variable annual rate equal to the Prime Rate in effect from time to time plus 3%. In addition to the payment of interest, the Company is obligated to pay Dr. Niihara a “tax gross-up” intended to make him whole for federal and state income and employment taxes payable by him with respect to interest and tax gross-up paid to him in the previous year. As of September 30, 2022 and December 31, 2021, the outstanding principal balance under the agreement of $400,000 was reflected in revolving line of credit from related party on the condensed consolidated balance sheets. With the tax-gross up, the effective interest rate on the outstanding balance as of September 30, 2022, was 10.4%. The revolving line of credit agreement will expire on November 22, 2022. Refer to Note 12 for more information on related party transactions.

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

Commencing one year from the original issue date, the convertible promissory notes became convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $1.48 per share, which equaled the “Average VWAP” (as defined) of the Company’s common stock on the effective date. The initial conversion price is subject to adjustment as of the end of each three-month period commencing May 31, 2021, to equal the Average VWAP as of the end of such three-month period if such Average VWAP is less than the then-conversion price. There is no floor on the conversion price. The conversion price will be subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes. As of September 30, 2022, the conversion price was $0.37 per share.

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

The conversion feature of the convertible promissory notes is separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. The following table sets forth the fair value of the conversion feature liability as of September 30, 2022 and December 31, 2021 (in thousands):

Convertible promissory notes	September 30, 2022	December 31, 2021
Balance, beginning of period	$7,507	$—
Fair value at issuance date	—	5,594
Change in fair value included in the statement of operations	(3,235)	1,913
Balance, end of period	$4,272	$7,507

The fair value and any change in fair value of conversion feature liability are determined using a binominal lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair value as of September 30, 2022 and December 31, 2021was based upon following assumptions:

Convertible promissory notes	September 30, 2022	December 31, 2021
Stock price	$0.17	$1.67
Conversion price	$0.37	$1.48
Selected yield	30.93%	21.99%
Expected volatility	50%	50%
Time until maturity (in years)	1.41	2.16
Dividend yield	—	—
Risk-free rate	4.12%	0.77%

In June 2022, the Company entered into a Business Loan and Security Agreement and Addenda with a third-party lender pursuant to which the lender loaned the Company $1,800,000, which we refer to as the “loan amount,” of which we received net proceeds of approximately $1,666,000 after deduction of the lender’s origination fee but without deduction for other transaction expenses. The loan amount, together with interest of $738,000, was payable over the 40-week loan term in weekly installments of $31,725 for the first eight weeks and $71,381 for the remaining 32 weeks. The loan amount and interest were prepayable by the Company at any time within 90 days from the disbursement date for a repayment amount of $2,250,000, less all prior payments on the loan, unless an event of default has occurred under the Business Loan and Security Agreement. Repayment of the loan was secured by a security interest in all or substantially all our assets and all assets of our U.S. subsidiaries and was personally guaranteed by Yutaka Niihara, M.D., M.P.H., our Chairman and Chief Executive Officer and principal stockholder, and his wife and Hope Hospice International, Inc., which is wholly owned by Dr. Niihara and his wife. The personal guarantee was secured by a deed of trust on certain real property of Dr. Niihara and his wife. In August 2022, the Company repaid in full $1.6 million principal of the outstanding balance of the loan and recognized debt extinguishment loss of $421,000.

In July 2022, Dr. Niihara and his wife loaned the Company $370,000, representing the net proceeds of personal loans to them from unaffiliated parties in the principal amount of $402,000. The loan is due and payable in a lump sum on maturity on July 31, 2027 and bears interest at the rate of 12% per annum, payable monthly in arrears. In connection with the loan, the Company granted Dr. Niihara a warrant as described in Note 8. The issuance cost of $32,000 and the fair value of warrant of $84,000 were treated as debt discount and will be amortized over the five-year term of the warrant using effective interest method. .

In August 2022, Dr. Niihara and his wife loaned the Company $1,576,574, representing the net proceeds of personal loans to them from unaffiliated third parties in the principal amount of $1,668,751, as well as $250,000 from personal funds. The loans are evidenced by promissory notes, which are due and payable in a lump sum on maturity on August 16, 2027 and bear interest at the rate of 10% per annum, payable monthly in arrears. The foregoing loans were in addition to a $50,000 loan to us from Hope International Hospice, Inc., an affiliate of Dr. and Mrs. Niihara, on August 15, 2022, which is evidenced by a demand promissory note of the Company bearing interest at the rate of 10% per annum. The proceeds of the loans were used to prepay $1,924,819 indebtedness of the Company under the Business Loan and Security Agreement referred to above.

In September 2022, Seah Lim, M.D., Ph.D. loaned the Company $1.2 million, the proceeds of which were used to augment the Company’s working capital. The principal amount of the loan and interest thereon at the rate of 6% per annum, together with 240,000 shares of the Company’s common stock, is due and payable in lump sum on maturity in September 2025. In October 2022, Dr. Lim was appointed as a director of the Company. In accordance with ACS 835, the Company accounted the right to receive shares as the bifurcated embedded derivative and the embedded derivative is measured at fair value at the inception and subsequently measured at fair value with changes in fair value recognized in income statements. The fair values of the embedded derivatives at the inception were $68,000 at inception and $41,000 as of September 30, 2022.

In July 2022, Emmaus Medical, Inc., or Emmaus Medical, an indirect wholly owned subsidiary of the Company, entered into a Standard Merchant Cash Advance Agreement with a third party pursuant to which it sold $816,000 of accounts receivable (the “Receivables Purchased Amount”) in exchange for net proceeds of $516,000. Under the agreement, the third party is entitled to collect a specified percentage of all accounts receivable of Emmaus Medical, not to exceed $34,000 weekly, until the third party receives total proceeds equal to the Receivables Purchased Amount. In September 2022, Emmaus Medical and the third party entered into a similar agreement pursuant to which Emmaus Medical sold $694,960 of accounts receivable (the “Receivables Purchased Amount”) for net proceeds of $500,000. Under the agreement, the third party is entitled to collect a specified percentage of all accounts receivable of Emmaus Medical, not to exceed $25,969 weekly, until the third party receives total proceeds equal to the Receivables Purchased Amount. Emmaus Medical’s obligations under the two agreements are guaranteed by the Emmaus Life Sciences, Inc. Company and its U.S. subsidiaries, and the obligations of Emmaus Medical and the guarantors are secured by a security interest in all or substantially all the assets of Emmaus Life Sciences and its U.S. subsidiaries.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Extension of Convertible Promissory Note - On June 15, 2020, the holder of a convertible promissory note in the principal amount of $3,150,000 agreed to an extension of the maturity date of the convertible promissory note to June 15, 2023 in exchange for an increase in the interest rate on the note from 11% to 12%. In conjunction with the extension, the Company issued to the note holder a five-year warrant to purchase up to 1,250,000 shares (500,000 shares if the related convertible promissory note was repaid by June 15, 2022) of the Company common stock at an exercise price of $2.05 a share. Under ASC 815-40, the warrant is recognized at fair value as a liability. The warrant liability is remeasured at fair value on a recurring basis using Level 3 input and any change in the fair value of liability is recorded in earnings. Since the loan was not repaid before June 15, 2022, the number of warrant shares became fixed per the warrant terms and the warrant was reclassified as equity.

The following table presents the fair value and the change in fair value of the warrants as of June 15, 2022 and December 31, 2020 (in thousands):

Warrant liability—Convertible Promissory Note	June 15, 2022	December 31, 2021
Balance, beginning of period	$1,463	$988
Change in fair value included in the statement of operations	(1,250)	475
Reclassification to equity	(213)	—
Balance, end of period	$—	$1,463

The fair value of the warrant derivative liability was determined using the Black-Scholes Merton model based upon following assumptions:

	June 15, 2022	December 31, 2021
Exercise price	$2.05	$2.05
Stock price	$0.36	$1.67
Risk‑free interest rate	3.35%	1.04%
Expected volatility (peer group)	126.00%	117.00%
Expected life (in years)	3.00	3.46
Expected dividend yield	—	—
Number outstanding	1,250,000	1,250,000

A summary of outstanding warrants as of September 30, 2022 and December 31, 2021 is presented below:

	September 30, 2022		December 31, 2021
	Number of Warrants	Weighted‑ Average Exercise Price	Number of Warrants	Weighted‑ Average Exercise Price
Warrants outstanding, beginning of period	8,236,017	$5.78	8,439,480	$6.09
Granted	500,000	$2.50	—
Exercised	—		—
Cancelled, forfeited or expired	(2,125,497)	$14.38	(203,463)	$4.36
Warrants outstanding, end of period	6,610,520	$2.88	8,236,017	$5.78
Warrants exercisable end of period	6,610,520	$2.88	7,486,017	$6.12

Warrants —In September 2022, in connection with the loans from Dr. Niihara and Mrs. Niihara, the Company granted Dr. Niihara a five-year warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.50 per share. Under ASC 480-10 and ASC 815, the warrant is classified as a liability. The fair value of the warrant liability was determined using Black-Scholes Merton model and the fair value of the warrant was $33,000 as of September 30, 2022. The change in fair value was recorded in the condensed consolidated statements of operations. For three month ended September 30, 2022, the change in fair value of warrant liability was $51,000.

As of September 30, 2022, the weighted-average remaining contractual life of outstanding warrants was 2.3 years.

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

On September 29, 2021, the Board of Directors of the Company adopted the Emmaus Life Sciences, Inc. 2021 Stock Incentive Plan upon the recommendation of the Compensation Committee of the Board. The 2021 Stock Incentive Plan was approved by stockholders on November 23, 2021. No more than 4,000,000 shares of common stock may be issued pursuant to awards under the 2021 Stock Incentive Plan. The number of shares available for Awards and the terms of outstanding awards are subject to adjustment for stock splits, stock dividends, reverse stock splits, recapitalizations and other similar events. As of September 30, 2022 and December 31, 2021, no awards were outstanding under the 2021 Stock Incentive Plan.

A summary of outstanding stock options as of September 30, 2022 and December 31, 2021 is presented below.

	September 30, 2022		December 31, 2021
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	5,968,338	$4.78	7,110,025	$4.63
Granted or deemed granted	—	$—	—	$—
Exercised	—	$—	—	$—
Cancelled, forfeited and expired	(1,055,399)	$3.45	(1,141,687)	$3.82
Options outstanding, end of period	4,912,939	$5.07	5,968,338	$4.78
Options exercisable, end of period	4,894,938	$5.09	5,937,837	$4.80
Options available for future grant	4,000,000		4,000,000

During the three months ended September 30, 2022 and September 30, 2021, the Company recognized $3,000 and $93,000, respectively of share-based compensation expense. During the nine months ended September 30, 2022 and September 30, 2021 the Company recognized $13,000 and $548,000, respectively, of share-based compensation expense. As of September 30, 2022, there was approximately $8,000 of unrecognized share-based compensation expense related to unvested stock options which is expected to be recognized over the weighted-average remaining vesting period of 0.7 year.

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

Pursuant to the collaborative research and development agreement, the Company paid and issued to Kainos $500,000 in cash and 324,675 shares of common stock of the Company equivalent to $500,000 in additional consideration, which amounts were recorded as research and development expenses in the statement of operations and comprehensive income (loss) for each of the periods ended September 30, 2021. The Company, in turn, was granted rights of first negotiation and first refusal for an exclusive license regarding the development and commercialization of products based on the intellectual property resulting from the agreement.

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

During the nine months ended September 30, 2021, the Company incurred $1.0 million of research and development expenses related to the Kainos collaboration and license agreement. The Company incurred no such expenses in the nine months ended September 30, 2022.

Amended and Restated Warrants – The Company evaluated its outstanding amended and restated warrants to purchase up to 4,038,200 shares of common stock under ASC 815-40 and concluded that the warrants should be accounted for as equity.

In June 2022, the exercise price of outstanding amended and restated warrants was reduced to $0.446 per share pursuant to the anti-dilution adjustment provisions of the warrants triggered by the Company’s issuance of restricted shares of common stock for professional relations and consulting services discussed below. The warrants were valued using the Black-Scholes Merton model and the $446,000 change in fair value was recorded as additional paid-in capital and accumulated deficit.

Stock issued for services – In June 2022, the Company issued 246,637 shares of restricted share of common stock, with an estimated fair value of $110,000 for professional relations and consulting services to be rendered over the six-month period beginning July 1, 2022. The value of the shares issued in connection with this agreement was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet as of September 30, 2022 and is being amortized over the six-month period beginning July 1, 2022.

NOTE 9 — INCOME TAX

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax income (loss) and other comprehensive income.

For the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $35,000 and provision of $44,000, respectively. For three and nine month ended September 30, 2021, the Company recorded an income tax provision of $232,000 and $58,000, respectively. The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The Company established a full valuation allowance against its federal and state deferred tax asset and there was no unrecognized tax benefit as of September 30, 2022 or September 30, 2021.

NOTE 10 — LEASES

Operating leases — The Company leases its office space under operating leases with unrelated entities.

The Company leases 21,293 square feet of office space for our headquarters in Torrance, California, at a base rental of $80,886 per month, which lease will expire on September 30, 2026. In addition, the Company leases 1,163 square feet of office space in Dubai, United Arb Emirates, which lease will expire on June 19, 2023. During nine month ended September 30, 2020, the Company terminated leases of office space in New York, New York and Tokyo, Japan. Upon termination of New York lease, the Company recognized $31,000 of loss on leased assets.

The rent expense during the three months ended September 30, 2022 and 2021 was approximately $272000 and $300,000, respectively, and during the nine months ended September 30, 2022 and September 30, 2021 was approximately $868,000 and $889,000, respectively.

Future minimum lease payments under the lease agreements were as follows as of September 30, 2022 (in thousands):

Amount
2022 (three months)	$263
2023	1,049
2024	1,063
2025	1,092
2026	836
Total lease payments	4,303
Less: Interest	887
Present value of lease liabilities	$3,416

As of September 30, 2022, the Company had an operating lease right-of-use asset of $2.9 million and lease liability of $3.4 million reflected on the condensed consolidated balance sheet. The weighted average remaining term of the Company’s leases as of September 30, 2022 was 4.0 years and the weighted-average discount rate was 12.9%.

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

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to loans from related parties outstanding at any time during the nine months ended September 30, 2022 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at September 30, 2022	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Promissory note payable to related parties:
	Willis Lee(2)	12%	10/29/2020	Due on Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Soomi Niihara(1)	12%	1/18/2022	Due on Demand	300	300	—	—
	Yasushi Nagasaki(2)	10%	2/9/2022	Due on Demand	50	50	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	George Sekulich(2)	10%	2/16/2022	Due on Demand	26	26	—	—
	Soomi Niihara(1)	10%	3/7/2022	Due on Demand	200	200	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	Due on Demand	150	150	—	—
	Wei Pei Derek Zen(2)	10%	3/31/2022	Due on Demand	200	200	—	—
	Willis Lee(2)	10%	4/14/2022	Due on Demand	45	45	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	Due on Demand	40	40	—	—
	Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	8
	Hope International Hospice, Inc.(1)	10%	8/15/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	2
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	14
	Hope International Hospice, Inc.(1)	10%	8/17/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/17/2022	Due on Demand	60	60	—	—
	Seah Lim(2)	6%	9/16/2022	3 years	1,200	1,200	—	—
				Subtotal	$6,302	$6,302	$—	$24
Revolving line of credit agreement
	Yutaka Niihara(2)	5.25% (3)	12/27/2019	Due on Demand	400	400	—	16
				Subtotal	400	400	—	16
				Total	$6,702	$6,702	$—	$40

The following table sets forth information relating to loans from related parties outstanding at any time during the year ended December 31, 2021:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2021	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Promissory note payable to related parties:
	Willis Lee(2)	12%	10/29/2020	Due on Demand	$100	$100	$—	$—
	Soomi Niihara(1)	12%	1/20/2021	Due on Demand	—	700	700	13
	Soomi Niihara(1)	12%	9/15/2021	Due on Demand	—	300	300	3
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
				Subtotal	$800	$1,800	$1,000	$16
Revolving line of credit
	Yutaka Niihara(1)	5.25%(3)	12/27/2019	Due on Demand	400	800	400	35
				Subtotal	400	800	400	35
				Total	$1,200	$2,600	$1,400	$51

(1)	Dr. Niihara, a Director and the Chairman, and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc.
(2)	Officer or director.

(3)The rate varies with changes in the prime rate and does not give effect to the “tax gross-up” described in Note 7.

See Note 7 for a discussion of the Company’s revolving line of credit agreement with Dr. Niihara and Note 13 for information regarding recent related party loans.

Notes 6 and 11 for a discussion of the Company’s agreements with Telcon, which holds 4,147,491 shares of the Emmaus common stock, or approximately 8.4% of the common stock outstanding as of September 30, 2022. As of September 30, 2022, the Company held a Telcon convertible bond in the principal amount of approximately $18.4 million as discussed in Note 5.

NOTE 13 — SUBSEQUENT EVENTS

Subsequent to September 30, 2022, the Company redeemed $175,000 principal amount of its outstanding convertible promissory notes.

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

Endari® is marketed and sold in the U.S. by our internal commercial sales team. Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. We have agreements in place with the nation’s leading distributors as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide. In April 2022 we launched a telehealth solution to afford SCD patients’ direct access to Endari® remotely through a web portal managed by our strategic partners, including Asembia LLC, US Bioservices Corporation and UpScript IP Holdings, LLC.

As of September 30, 2022, our accumulated deficit was $252.6 million and we had cash and cash equivalents of $1.2 million. We expect net revenues to increase as we expand our commercialization of Endari® in the U.S. and begin to realize revenues in the U.A.E. and perhaps other GCC countries. Until we can generate sufficient net revenues from Endari® sales, our future cash requirements are expected to be financed through public or private sales of equity or debt securities and loans, including loans from related parties, or possible corporate collaboration and licensing arrangements. We are unable to predict if or when we will become profitable.

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

COVID-19

In retrospect, we believe our business and net revenues were adversely affected in 2020 and 2021 by lockdowns, travel-related restrictions and other governmental responses to the pandemic related to the COVID 19 pandemic which inhibited the ability of our sales force to visit doctors’ offices and clinics and may have adversely affected the willingness of SCD patients to seek the care of a physician or to comply with physician-prescribed care. We do not expect the ongoing epidemic to have a material adverse effect on our business or results of operation but intend to consider future changes to our business to adapt to the new post-pandemic environment, including an increased focus on our telehealth solution.

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

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or net realizable value. Substantially all raw materials purchased during each of the nine months ended September 30, 2022 and 2021 were supplied by one vendor.

Results of Operations:

Three months ended September 30, 2022 and 2021

Net Revenues. Net revenues decreased by $0.8 million, or 14%, to $4.9 million for the three months ended September 30, 2022, compared to $5.8 million for the three months ended September 30, 2021. The decrease was primarily attributable to lower bulk order purchases in 2022 compared to the same period in 2021.

Cost of Goods Sold. Cost of goods sold increased by $0.1 million, or 21%, to $0.5 million for the three months ended September 30, 2022, compared to $0.4 million for the three months ended September 30, 2021. This increase was primarily due to the establishment of an additional reserve relating to Endari® inventory with a shelf-life of less than two years.

Research and Development Expenses. Research and development expenses remained consistent at $0.4 million for the three months ended September 30, 2022, compared to $0.5 million for the three months ended September 30, 2021.

Selling Expenses. Selling expenses increased by $0.1 million, or 10%, to $1.7 million for the three months ended September 30, 2022, compared to $1.5 million for the three months ended September 30, 2021. The increase was primarily due to increases in consulting fees.

General and Administrative Expenses. General and administrative expenses decreased by $0.4 million, or 12%, to $3.0 million for the three months ended September 30, 2022, compared to $3.4 million for the three months ended September 30, 2021. The decrease was primarily due to a decrease in professional fees

Other Income (Expense). Total other income increased by $3.1 million, or 106%, to $0.2 million for the three months ended September 30, 2022, compared to $2.9 million of other expense for the three months ended September 30, 2021. The increase was primarily due to an increase of $5.2 million in change in fair value of embedded conversion option of convertible promissory notes, partially offset by an increase of $1.2 million in foreign exchange loss.

Net Loss. Net loss for the three months ended September 30, 2022, decreased by $2.8 million, or 88%, to a net loss of $0.4 million for the three months ended September 30, 2022, compared to net loss of $3.2 million for the three months ended September 30, 2021. The decrease of net loss was primarily a result of an increase of $3.1 million in other income, partially offset by a decrease of $0.6 million in income from operations as discussed above.

Nine months ended September 30, 2022 and 2021

Net Revenues. Net revenues decreased by $5.1 million, or 29%, to $12.5 million for the nine months ended September 30, 2022 compared to $17.6 million for the nine months ended September 30, 2021. The decrease was primarily attributable to lower bulk orders in 2022 compared to the same period in 2021.

Cost of Goods Sold. Cost of goods sold increased by $0.6 million, or 48% to $1.9 million for nine months ended September 30, 2022 compared to $1.3 million for the nine months ended September 30, 2021. The increase was primarily due to $1.2 million of additional reserves relating to Endari® inventory with a shelf-life of less than two years.

Research and Development Expenses. Research and development expenses decreased by $1.8 million, or 61%, to $1.2 million for the nine months ended September 30, 2022, compared to $3.0 million for the nine months ended September 30, 2021. The decrease was primarily due to $0.5 million in cash and $0.5 million in shares of the common stock issued in the nine months ended September 30, 2021 under the agreement with Kainos Medicine, Inc. (“Kainos”) to lead the clinical development of Kainos’ patented IRAK4 inhibitor and a decrease of $0.5 million in expenses relating to a pharmacokinetic characteristic and safety study for Endari® in the U.S. and a clinical study in Europe. We expect our research and development costs to decrease in the remainder of 2022 as we have halted the sub-study under our Pilot/Phase 1 study of L-glutamine in diverticulosis and no new studies are currently planned for the year.

Selling Expenses. Selling expenses increased by $0.8 million, or 19%, to $5.1 million for the nine months ended September 30, 2022, compared to $4.3 million for the nine months ended September 30, 2021. The increase was primarily due to increases in the consulting fees and in travel expenses of in-house sales team.

General and Administrative Expenses. General and administrative expenses decreased by $0.7 million, or 7%, to $9.4 million for the nine months ended September 30, 2022 compared to $10.2 million for the nine months ended September 30, 2021. The decrease was primarily due to decreases of $1.0 million in professional fees and $0.2 million in travel expenses, partially offset by $0.5 million in increased payroll expenses.

Other Income (Expense). Total other expense decreased by $2.2 million, or 29%, to $5.6 million for the nine months ended September 30, 2022, compared to $7.9 million for the nine months ended September 30, 2021. The decrease was primarily due to increases of $4.4 million in change in fair value conversion feature derivatives and $1.7 million in change in fair value of warrant derivative liabilities partially offset by $3.7 million in loss in foreign exchange.

Net Income (Loss). Net loss for the nine months ended September 30, 2022 increased by $1.7 million, or 19%, to $10.8 million for the nine months ended September 30, 2022, compared to $9.1 million for the nine months ended September 30, 2021. The increase was primarily a result of a $4.0 million increase in loss from operations, partially offset by a decrease of $2.2 million in other expense as discussed above.

Liquidity and Capital Resources

Based on our losses to date, current liabilities, anticipated future net revenues and operating expenses, debt repayment obligations, planned funding to EJ Holdings and cash and cash equivalents balance of $1.2 million as of September 30, 2022, we do not have sufficient capital for our business without raising additional capital. We realized a net loss of $10.9 million for the nine months ended September 30, 2022 and anticipate that we will continue to incur net losses for the foreseeable future and until we can generate increased net revenues from Endari® sales. While we anticipate increased net revenues as we expand our commercialization of Endari® in the U.S. through telehealth and other initiatives, as well as in the U.A.E. and perhaps other GCC countries, there is no assurance that we will be able to significantly increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations. If we are unable to raise needed capital, we may need to suspend all or substantially all business activities except those essential to support our Endari sales while we seek to restructure or refinance our existing indebtedness and other current liabilities and obtain needed financing.

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

Liquidity represents our ability to pay our liabilities when they become due, fund our business operations, fund the operations and retrofitting of EJ Holdings’ amino acid production plant in Ube, Japan, and meet our contractual obligations, including our obligations to purchase API under our supply arrangements with Telcon, and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period, net revenues, proceeds from our accounts receivable factoring arrangement with Prestige Capital and proceeds from related-party loans and other financing activities. Our short-term and long-term cash requirements consist primarily of working capital requirements, general corporate needs, our contractual obligations to purchase API from Telcon, debt service under our convertible notes payable and notes payable and planned ongoing loan funding to sustain EJ Holdings’ operations. We have no contractual commitment to provide funding to EJ Holdings, but plan to continue to do so in the foreseeable future to the extent we have cash available for this purpose.

As of September 30, 2022, we had outstanding $17.5 million principal amount of convertible promissory notes and $12.0 million principal amount of other notes payable. Our minimum lease payment obligations were $3.6 million, of which $0.6 million was payable within 12 months.

Of our outstanding convertible promissory notes, $14.3 million principal amount of the notes bear interest at the rate of 2% per year (10% in the event of a default), payable semi-annually on the last business day of August and January of each year and will mature on the 3rd anniversary of the original issue date, unless earlier converted or prepaid. We are in discussions with the holders of these convertible promissory notes to possibly restructure our obligations under the notes, but there can be no assurance whether, to what extent, or on what terms our obligations under the notes may be restructured.

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

Cash flows for the nine months ended September 30, 2022 and September 30, 2021

Net cash used in operating activities

Net cash used in operating activities increased by $4.6 million, or 219%, to $6.8 million for the nine months ended September 30, 2022 from $2.1 million for the nine months ended September 30, 2021. This increase was primarily due to an increase of $4.0 million in loss from operations.

Net cash used in investing activities

Net cash used in investing activities decreased by $3.9 million, or 75%, to $1.3 million for the nine months ended September 30, 2022 from $5.3 million for the nine months ended September 30, 2021. This decrease was primarily due to proceeds of $2.9 million from the deemed sale of a portion of the Telcon convertible bond resulting from the offset of target shortfalls under our revised API Agreement with Telcon against principal and interest of our Telcon convertible bond against our trade discount.

Net cash from financing activities

Net cash from financing activities decreased by $0.1 million, or 2%, to $7.1 million for the nine months ended September 30, 2022 from $7.2 million for the nine months ended September 30, 2021. This decrease was the result of $14.5 million in proceeds from the convertible promissory notes payable issued in 2021, partially offset by a $5.9 million used to prepay our outstanding Amended and Restated10% Senior Secured Convertible Debenture in the same period and $8.8 million of proceeds from notes payable issued in 2022.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of June 30, 2022. This evaluation was conducted under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of September 30, 2022, because of the continuation of a material weakness (the “Material Weakness”) in our internal control over financial reporting due to inadequate financial closing process, segregation of duties including access control of information technology especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account process and insufficient entity risk assessment process.

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

Our management and board of directors are committed to the remediation of the material weaknesses, as well as the continued improvement of our overall system of internal control over financial reporting. In addition to the measures described above, we are in the process of implementing an integrated cloud-based enterprise resource planning system to manage our financial information to replace our outdated financial accounting systems and software. We also have established a Disclosure Committee to ensure more effective internal communications regarding significant transactions and other financial reporting matters.

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

The Company’s consolidated financial statements included in this Quarterly Report have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $10.8 million for the nine months ended September 30, 2022 and had a working capital deficit of $35.1 million at September 30, 2022. Management expects that the Company’s current liabilities and operating expenses, including the expected costs relating to the commercialization of Endari® in the Middle East North Africa region and elsewhere, will exceed our existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the Company’s current liabilities and operating expenses, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, equity and debt financings or licensing or other strategic agreements. The Company has no understanding or arrangement to restructure or refinance its indebtedness or for any additional financing, and there can be no assurance that the Company will be able to restructure or refinance its existing indebtedness or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. If the Company is unable to do so, it may need to curtail business activities unrelated to the marketing and sale of Endari® or seek to restructure the Company in bankruptcy. Due to the uncertainty of the Company’s ability to meet its current liabilities and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of this filing. The consolidated financial statements included in this Quarterly Report do not include any adjustments that might result from the outcome of these uncertainties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2022, in consideration of financial accommodations by Dr. and Mrs. Niihara and their affiliated company, Hope International Hospice, Inc., the Company granted to Dr. Niihara a five-year warrant to purchase up to 500,000 shares of our common stock at an exercise price of $2.50 a share. If Dr. Niihara’s service to the Company terminates for any reason other than a termination for “cause” (as defined) or by reason of his death or disability, the warrant will expire to the extent it is not exercised within 90 days following his termination.  In the event of his termination as a director for “cause,” the warrant will immediately terminate. The warrant will remain exercisable for its full term in the event of termination of Dr. Niihara’s service by reason of his death or disability.

The warrant was granted without registration under the Securities Act of 1933, as amended, pursuant to the exemptions from registration under Section 4(a)(2) of such Act and Regulation D for transactions not involving a public offering based upon the facts that it was granted to the Chairman and Chief Executive Officer of the Company in a private transaction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Related Party Loans

Over the period January 1, 2022 through September 30, 2022, certain of the Company’s directors and executive officers loaned the Company an aggregate of $5.8 million to augment the Company’s working capital as reflected in the following table (in thousands):

	Principal Amounts	Annual Interest Rate	Term
Soomi Niihara(1)	$300	12%	Due on Demand
Yasushi Nagasaki(2)	$50	10%	Due on Demand
Hope International Hospice, Inc.(1)	$350	10%	Due on Demand
Hope International Hospice, Inc.(1)	$210	10%	Due on Demand
Soomi Niihara(1)	$100	10%	Due on Demand
George Sekulich(2)	$26	10%	Due on Demand
Soomi Niihara(1)	$200	10%	Due on Demand
Osato Medical Clinic.(3)	$250	12%	Due on Demand
Alfred Lui(2)	$50	12%	Due on Demand
Hope International Hospice, Inc.(1)	$150	12%	Due on Demand
Hope International Hospice, Inc.(1)	$150	12%	Due on Demand
Wei Pei Derek Zen(2)	$200	10%	Due on Demand
Willis Lee(2)	$45	10%	Due on Demand
Hope International Hospice, Inc.(1)	$40	10%	Due on Demand
Yutaka and Soomi Niihara(1)	$402	12%	5 years
Hope International Hospice, Inc.(1)	$50	10%	Due on Demand
Yutaka and Soomi Niihara(1)	$250	10%	5 years
Yutaka and Soomi Niihara(1)	$1,669	10%	5 years
Hope International Hospice, Inc.(1)	$50	10%	Due on Demand
Yutaka and Soomi Niihara(1)	$60	10%	Due on Demand
Seah Lim(2)	$1,200	6%	3 years

(1)

Soomi Niihara is Dr. Niihara’s wife. Dr. Niihara, a Director and the Chairman, and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc., which is wholly owned by him and his wife.

(2)	Officer or current or former director.
(3)	Dr. Osato, a former director of Emmaus, and his wife are the sole owners of Osato Medical Clinic.

Diverticulosis

As reported in the Annual Report, based upon data from the initial Pilot/Phase 1 study of the safety and efficacy of prescription grade L-glutamine oral powder (“PGLG”) in diverticulosis, in July 2021 we initiated a sub-study under an amendment to the original IND protocol. The purpose of the sub-study was to standardize data collection and recording using video capture to support the accurate assessment of any changes in the sigmoid colon, the most frequent site for diverticulosis, as well as diverticulitis, a more severe manifestation of diverticulosis. The sub-study objective was to provide additional safety and efficacy data to support further clinical development. For the sub-study, five patients were administered oral L-glutamine 15g BID over six months beginning early this year. Unfortunately, as the study was ending a patient in the sub-study experienced serious health complications unrelated to the sub-study which necessitated his withdrawal from the study before treatment could be completed, while other patients showed marginal improvement. As a result, we do not have definitive data to conclude the study.

At present, we have plan for further study of PGLG in diverticulosis but are considering a future study in diverticulitis patients in order to possibly increase measurable clinical endpoints from the treatment with PGLG.

Item 6. Exhibits

(a)Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
4.1	Warrant to Purchase Shares of Common Stock dated as of August 9, 2022					*
10.1	Promissory Note dated July 27, 2022					*
10.2	Promissory Note dated August 15, 2022					*
10.3	Promissory Note dated August 16, 2022					*
10.4	Promissory Note dated August 16, 2022					*
10.5	Promissory Note dated August 17, 2022					*
10.6	Promissory Note dated August 17, 2022					*
10.7	Promissory Note dated September 16, 2022					*
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Emmaus Life Sciences, Inc.

Dated: November 14, 2022	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Its:	Chief Executive Officer

	By:	/s/ Yasushi Nagasaki
	Name:	Yasushi Nagasaki
	Its:	Chief Financial Officer