Form 10-K
period 2022-12-31
Emmaus Life Sciences, Inc.
filed 2023-03-31
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non‑affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $15,596,954 based upon the closing price of the common stock as reported on the OTCQX.

There were 50,934,852 shares of common stock outstanding as of March 15, 2023.

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

The market exclusivity for Endari® for sickle cell disease (“SCD”) in the U.S. is limited and Endari® will have no market exclusivity in the Kuwait, Qatar or the United Arab Emirates, where Endari® is approved for marketing, the Kingdom of Saudi Arabia or other countries in the Middle East North Africa ("MENA") region where applications for marketing approval are pending, which lack of exclusivity could adversely affect the commercial success of Endari® even if approved for marketing.

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

We may not be able to receive eventual regulatory approval of PGLG treatment for diverticulosis or other indications, which would adversely affect our future prospects.

The development process to obtain U.S. Food and Drug Administration ("FDA") approval for new drug therapies is very costly and time consuming and if we cannot complete our clinical trials in a cost-effective manner, our operations may be adversely affected.

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

Orphan Drug designation for Endari® will expire in mid-2024, and we may not be able to maintain Orphan Drug marketing exclusivity for Endari® or any of our product candidates.

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

Risks Related to Our Securities

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our investors and stockholders to buy or resell our common stock.

Stockholders may experience future dilution from future equity offerings.

Our common stock is not traded on a national securities exchange, which may adversely affect our ability to raise needed financing.

Our stockholders have authorized our board of directors to effect a reverse stock split of our common stock, but if the board does so it may not result in the intended benefits.

PART I

ITEM 1. BUSINESS

In this Annual Report, the terms, “we,” “us,” “our” or the “Company” refer to Emmaus Life Sciences, Inc., and its subsidiaries.

Overview

Endari®

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. Our lead product, Endari® (prescription grade L-glutamine oral powder) is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”) in adult and pediatric patients five years of age and older. Endari® has received Orphan Drug designation from the FDA, which designation affords marketing exclusivity for Endari® in the U.S. for a seven-year period expiring in July 2024.

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

Product Pipeline

The following table summarizes our product pipeline:

Diverticulosis

On July 4, 2018, the FDA acknowledged receipt of our investigational new drug application, or IND, for the treatment of diverticulosis using the same prescription grade L-glutamine oral powder (“PGLG”) used for Endari® (L-glutamine oral powder). We subsequently received a “Study May Proceed” letter from the FDA. In April 2019, we commenced a Pilot/Phase 1 study of the safety and efficacy of PGLG oral powder in diverticulosis. The study evaluated the change in the number and size of colonic diverticula and assess safety in a total of 10 evaluable patients at multiple study sites.

The last patient visit for the pilot study was in November 2021. The data obtained after 12 months of treatment with L-glutamine was inconclusive, so we initiated a sub-study in June 2021, through an amendment to the original IND protocol. The sub-study standardized data collection and recording using video capture to support the accurate assessment of any changes in the sigmoid colon, the most frequent site for diverticulosis, as well as diverticulitis, a more severe manifestation of diverticulosis. The objective of the sub-study was to provide additional safety and efficacy data to support further clinical development. The sub-study colonoscopy procedures were assessed by a central medical monitor in addition to the treating investigator. For the sub-study, at least five patients were administered oral L-glutamine 15g BID over six months. The data from the sub-study, which was completed in July 2022, also was inconclusive. There were no safety concerns reported in either the Pilot/Phase 1 or the sub-study.

We may determine to undertake further investigation of the effectiveness of PGLG in patients with a history of diverticulitis but have no current plan to do so.

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

Chondrocyte Cell Sheet Technology

We have developed chondrocyte and osteoblast “cell sheets” using human mesenchymal stem cells and are conducting pre-clinical studies to assess the potential of the cell sheets to articular cartilage injury, osteoarthritis and other cartilage-related conditions and bone diseases such as osteoarthritis, nonunion and Paget’s disease. A cell sheet is a composite of cells grown and harvested in an intact sheet, rather than as individual cells, and can be used for tissue transplantation or to engineer complex multilayer cell sheets composed of different types of cells. Our cell sheets offer several potential advantages over existing treatment options, including reduced chemical toxins and xeno-products needed during cell sheet generation, easier and more convenient cell coverage of the injured tissue (transplantation on the damaged area), and allogeneic (i.e., use of stem cells from one individual in another individual) transplantation.

Cultured Autologous Oral Mucosal Epithelial Cell Sheets (CAOMECS)

An Emmaus-led team at The Lundquist Institute, or TLI, an independent non-profit biomedical research organization academically affiliated with the David Geffen School of Medicine at University of California, at Los Angeles that works in partnership with Harbor-UCLA Medical Center, is conducting pre-clinical studies of Cultured Autologous Oral Mucosal Epithelial Cell Sheet, or CAOMECS technology. This study is sponsored by Emmaus, and the lead CAOMECS program is for the treatment of corneal diseases.

Device Measuring Cell Sheets Transparency

We also have developed a device for measuring the maturity of biological cell cultures for harvesting of cell sheets, as well as the number cells and the cell sheet transparency, in one or more cell sheets of the biological cell cultures. This semi-automatic device is a potentially essential tool for quality control in the growing field of cell sheet translational medicine. The potential application of this device includes assessment of the transparency of donor’s cornea before transplantation. Currently, there is no objective method to assess the timing for cell sheet harvesting and to assess the donor’s cornea transparency for corneal transplantation. We have filed a patent application in the U.S. for this technology and are in the process of improving the device. We may seek a potential partner to develop or commercialize the device.

Summary of Pipelines Products

The development of our potential anti-cancer treatments, cell sheet technologies including chondrocyte cell sheets for treating cartilage and bone related conditions and CAOMECS for treating corneal and other diseases are in the early stages.

Recent Highlights

In December 2022, we received an Endari Marketing Authorization from the Pharmaceutical and Herbal Medicines Registration and Control Administration (Drug and Foods Control) of the Kuwait Ministry of Health.

In November 2022, we received an Endari Marketing Authorization from the Registration Committee for Pharmaceutical Companies & their Products of the Qatar Ministry of Public Health.

In April 2022, we announced the launch of innovative full-service Telehealth Solution with its strategic partners, including Asembia LLC and UpScript IP Holdings, LLC.

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

Two new treatments for sickle cell disease were approved by the FDA at the end of 2019. Crizanlizumab, marketed under the brand name of Adakveo® by Novartis AG, is a humanized monoclonal antibody that binds to P-selectin. It is approved by the FDA to reduce the frequency of vaso-occlusive crises in adults and pediatric patients aged 16 years and older with SCD. It is administered intravenously in two loading doses two weeks apart and every four weeks thereafter. Voxelotor, marketed under the brand name of Oxbryta™ by Pfizer Inc., is an HbS polymerization inhibitor that reversibly binds to hemoglobin to stabilize the oxygenated hemoglobin state, thus shifting the oxyhemoglobin dissociation curve. Oxbryta™ is approved by the FDA for the treatment of SCD in adults and pediatric patients 12 years of age and older. In December 2021, the FDA granted accelerated approval for Oxbryta to treat SCD in pediatric patients aged 4 to less than 12 years.

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

Mean Cumulative Function
4
3
2
1
0
Placebo
Endari™
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

Commercialization and Distribution

United States

Our in-house commercial team encompasses marketing, market access, patient support, and distribution support personnel. The sales team consists of sales representatives and sales management personnel. We have a Commercial Patient Assistance Program (C- PAP) to provide financial assistance to eligible patients who are unable to afford their monthly co-payments for Endari®. We also maintain the Endari® Patient Support Program to provide eligible patients access to Endari® where appropriate.

Our sales and marketing efforts focus on the following groups: pediatric and adult hematologists who treat SCD patients, Community Based Organizations, or CBOs, government payors, insurance companies, and pharmacy benefit managers. SCD patients are primarily treated at specialized clinics located in children’s hospitals, university hospitals and community-based out-patient locations. The current focus of our sales team is as follows:

•
educating prescribers and CBOs on the approved use and benefits of Endari®; and
•
establishing collaborative relationships with CBOs and patient support groups that focus on SCD education and patient advocacy in their respective communities.

We have contracted with AmerisourceBergen Specialty Group (ASD Healthcare LLC), AmerisourceBergen Corporation companies, McKesson Plasma and Biologics LLC, a McKesson Corporation company, Cardinal Health 108, LLC, a Cardinal Health Inc. company, and CVS Caremark, L.L.C., a CVS Health Corporation company, to distribute Endari® to selected pharmacies and hospitals. AmerisourceBergen Corporation, McKesson Corporation Cardinal Health, Inc and Caremark are the four largest specialty distributors of prescription drugs in the U.S.

Our two largest distributors, ASD Healthcare LLC and McKesson Plasma and Biologics LLC, each account for more than 25% of net revenue for the year ended December 31, 2022. On a combined basis, these distributors accounted for approximately 79% of net revenue in 2022.

Outside the United States

In May 2019, we announced that the European Medicines Agency’s Committee for Medicinal Products for Human Use, or CHMP, adopted a negative opinion regarding our application for marketing authorization, or MAA, for our prescription grade L-glutamine oral powder, to be known as Xyndari™ in the European Union, or EU based upon the CHMP’s position that our main clinical study did not conclusively support Xyndari™'s efficacy, although no safety concerns were raised. In light of the CHMP’s opinion, we withdrew our MAA. We are considering whether to pursue possible alternative regulatory pathways in an effort to afford SCD patients in EU countries access Xyndari™.

Post-Brexit, we assessed our overall submission package to determine strategies for scientific advice from the United Kingdom, or U.K., Medicines and Healthcare Products Regulatory Agency in preparation for a possible submission of a MAA for Xyndari™. We expect to provide an update of our assessment in the second half of 2023.

We have entered into exclusive distribution agreements with strategic partners to register, commercialize and distribute Endari® in the Gulf Cooperation Council countries, or GCC, and other countries throughout the MENA region in collaboration with our branch office in Dubai. Marketing authorizations have been approved in GCC countries, the United Arab Emirates (March 2022), Qatar (November 2022), and Kuwait (December 2022) and are pending in Kingdom of Saudi Arabia and Bahrain.

We are party to an exclusive early access agreement pursuant to which our strategic partner distributes Endari® on an early access basis in France, the Netherlands and the U.K. We also are in talks with potential strategic partners in other countries to establish similar early access programs while we consider seeking marketing authorization in one of more of such countries.

We also may seek future collaborations with other pharmaceutical or biotechnology companies and identify potential licensees and other international opportunities to commercialize Endari®, if approved by foreign regulatory authorities.

Diverticulosis

Diverticulosis, or the presence of colonic diverticula (i.e., pouches in the colon wall), is very common in industrialized nations, with its prevalence increasing with age. An estimated 40% of 60 year-olds and 70% of 80 year-olds have diverticulosis. Of these individuals, 10% to 25% are expected to develop diverticulitis, or the advancement of peri diverticular inflammation and infection, resulting in abdominal pain, nausea, vomiting, constipation, diarrhea, fever, and leukocytosis.

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

See the discussion above of our Pilot/Phase 1 study and substudy of the safety and efficacy of prescription grade L-glutamine oral powder in diverticulosis.

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

Oncology Project

On October 6th, 2021, we licensed a small molecule (KM10544) targeting IRAK4 signaling pathway to treat leukemia and lymphomas. Leukemia is a cancer of blood-forming tissue causing high variation of its manifestation and therefore requiring many different treatment options. While there has been increase in survival rate by seven years from treatment of younger patient population (i.e., less than 60 years) since 1970, the survival rate has increased only one year for patients older than 60 years. Waldenstrom macroglobulinemia (WM) is a rare blood cancer that accounts for 1% to 2% of all hematological malignancies. In the U.S., around 1000 to 5000 new cases are detected each year. Many of the WM patients are asymptomatic making it difficult to detect and treat WM in its early stages.

We are conducting pre-clinical studies to assess KM10544’s efficacy in two cancer cell lines, acute myeloid leukemia and Waldenstrom macroglobulinemia. In in vitro studies, KM10544 suppressed the proliferation and induced apoptosis (cell death) in both cancer cell lines with minimal toxic effects in healthy human cell lines, including human dermal fibroblasts and human adipose stromal cells. We plan to undertake further in vivo testing to evaluate its toxicity (maximal dose and side effects) and to determine how KM-10544 cans affect (tumor elimination, delay of growth) against acute myeloid leukemia and WM.

Cultured Autologous Oral Mucosal Epithelial Cell Sheets (CAOMECS)

A team at The Lundquist Institute (TLI), a non-profit biomedical research organization academically affiliated with the David Geffen School of Medicine at University of California, at Los Angeles that works in partnership with Harbor-UCLA Medical Center, sponsored by Emmaus, is conducting a pre-clinical study developing Cultured Autologous Oral Mucosal Epithelial Cell Sheet, or CAOMECS, technology to reconstruct the ocular surface of patients with corneal blindness. CAOMECS is a cell sheet composite of cells grown and harvested in an intact sheet, rather than as individual cells. These cell sheets can be used for tissue transplantation or to engineer complex multilayer cell sheets composed of different types of cells. In the pre-clinical study, these rabbits cell sheets were engineered using specialized media not containing any animal products. In this perspective, KaFa medium was developed to eliminate the use of murine feeder cells, fetal bovine serum ((FBS) thus TSE/BSE free), cholera toxin, and animal-origin produced growth factors and hormones, thus reducing the risk of transmitting inherent organism specific carrier diseases. The composition of the xeno-free medium includes reagents components that are FDA-approved with Drug Master File numbers. The development and successful formulation of KaFa medium will make engineering cell sheets a safe graft for human use in clinical applications without the current risks inherent to use of non-human reagents. The effectiveness of our newly developed KaFa medium has been demonstrated during pre-clinical studies performed using oral mucosal epithelial cells isolated from a small biopsy of rabbit buccal tissue. Using a donor's oral mucosal epithelial cells, we are working toward being able to grow and harvest a human cell sheet for autologous grafting onto the cornea of the affected eye to repair the damaged cornea. The development of CAOMECS for treating corneal and other diseases, including limbal stem cell deficiency, has been successful in at least one animal study.

Thrombospondin-1 induction and VEGF reduction, by proteasome inhibitor, could to alleviate corneal neovascularization

The anti-angiogenic thrombospondin-1 (TSP-1) has been shown to be a natural inhibitor of neovascularization and the pro-angiogenic vascular endothelial growth factor (VEGF) has been shown to promote neovascularization. The simultaneous increase in TSP-1 and decrease in VEGF expressions might alleviate corneal neovascularization contributing to enhancing corneal transparency and visual acuity.

Chondrocyte Cell Sheet Technology

We have developed human cartilage and bone multilayer cell sheets using human adult mesenchymal stem cells and are conducting preclinical studies to assess the restorative properties of these cell sheets. Cartilage cell sheets have the potential to treat diseases such as articular cartilage injury and osteoarthritis. Bone cell sheets are potentially useful in treating diseases such as osteoarthritis, nonunion and Paget’s disease. This cell sheet technology offers several potential advantages over the existing treatment options. The harvesting does not require any special treatment, such as the use of enzymes which could be harmful to the treated cells and patients. Current treatments options involve the injection of individual cells to the damaged area, which requires identification of precise injection location and multiple injections due to rapid cell death. In addition, injection of single cells could have a long-term effect with an ectopic settlement of cells leading to impairment of organ function. In contrast, cell sheet technology allows wider coverage of needed cells to the damaged cartilage and higher cell survival due to the cell sheet structure.

Unlike existing cell therapies, our cell sheets can be produced from mesenchymal stem cells from donors for use on other patients, referred to as allogeneic transplantation. Due to the mesenchymal stem cells unique immune properties the risk of immune rejection is lower compared to organ’s transplantation. These advantages should eventually lead to lower-cost and more efficient production of the cell sheets.

This technology is supported by the PCT Patent International Application No. PCT/US2022/047381 filed on October 21, 2022, entitled “Engineering of Stratified Cell Sheets Using Human Mesenchymal Stem Cells”.

Device Measuring Cell Sheets Transparency

We have developed a semi-automatic device for quality control in the cell-sheet manufacturing process. This device measures the maturation of the biological cell culture over-time to estimate the harvesting time of the cell sheets, number of cells present in one or more cell sheets of the biological cell culture, and transparency of biological cell culture. The application of this device extends to ophthalmology to assess the transparency of donor’s cornea before transplantation. Currently there is no objective method to assess the donor’ cornea to understand readiness or compatibility.

This technology is supported by the PCT Patent International Application No. PCT/US2022/011267, entitled “System and Method of Evaluating Cell Culture,” filed on January 5, 2022.

Research and Development

We incurred $1.7 million and $4.1 million of research and development expenses in 2022 and 2021, respectively. The decrease primarily related to the acquisition of KM10544 from Kainos in 2021 and a decrease in expenses in 2022 relating to a pharmacokinetic characteristic and safety study for Endari® in the U.S. and a clinical study in Europe.

Raw Materials and Manufacturing

The active pharmaceutical ingredient in Endari® is prescription grade L‑glutamine (“PGLG”) oral powder, which differs from non‑prescription grade L‑glutamine widely available as a nutritional supplement. Endari® is differentiated from ordinary L-glutamine by several factors, including the presence of a Drug Master File, oversight of purity and manufacturing at FDA inspected facilities, and stringent stability tested packaging. There are limited suppliers of PGLG worldwide, and we currently obtain substantially all our PGLG, directly or indirectly, from Ajinomoto Health and Nutrition North America, Inc. (“Ajinomoto”), a subsidiary of Ajinomoto North American Holdings, Inc.

Ajinomoto provided PGLG to us free of charge for our clinical trials of Endari®, including our Phase 3 trial. In return, we undertook to purchase from Ajinomoto substantially all our commercial needs for PGLG, subject to certain exceptions; however, we have no long-term supply agreement with Ajinomoto.

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

In December 2019, EJ Holdings, Inc., or EJ Holdings a Japanese corporation which is 40% owned by us, purchased from Kyowa Hakko Bio Co. Ltd., or Kyowa, a subsidiary of Kyowa Hakko Kirin Co., Ltd., Kyowa’s phased-out facility in Ube, Japan, for the manufacture of L-glutamine and other amino acids. EJ Holdings is engaged in phasing in the plant, including obtaining FDA and other regulatory approvals for the manufacture of PGLG in accordance with current Good Manufacturing Practices (“cGMP”). Once the plant is active, we expect to enter into a long-term agreement with EJ Holdings for the supply of PGLG. We currently anticipate that test production will commence later in 2023. EJ Holdings has had no revenues since its inception, has depended on loans from us to acquire the Ube plant and fund its operations and will continue to be dependent on loans from us or other financing unless and until its plant is activated and it can secure customers, including us, for its products. As of December 31, 2022, we had loaned EJ Holdings a total of $25.0 million. In addition to any further loans from us, EJ Holdings is expected to require substantial financing in order bring the Ube plant online. EJ Holdings has no commitments or understandings regarding any additional financing. Under the asset purchase agreement pursuant to which EJ Holdings purchased the Ube plant, Kyowa has the right to repurchase the plant at the purchase price of $10.4 million plus certain taxes paid by EJ Holdings if the plant does not become operational within a reasonable period (not to exceed five years).

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

Endari® and any other commercial products we develop must be manufactured and packaged by facilities that meet FDA requirements for cGMP. We believe that Ajinomoto and Packaging Coordinators, Inc., or PCI, of Rockville, Illinois, which packages Endari®, meet FDA cGMP. Previous compliance with cGMP; however, does not guarantee future compliance. We have no long-term agreement with PCI. We may seek to enter into long-term supply agreements in the future and to establish one or more arrangements with alternative suppliers, including EJ Holdings.

Competition

The biopharmaceutical industry is highly competitive and subject to rapid and significant technological change. We face potential competition from both large and small pharmaceutical and biotechnology companies, academic institutions, governmental agencies (such as the National Institutes of Health) and public and private research institutions. Many of our competitors and potential competitors have far greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, marketing and selling approved products. Historically, for example, we have had insufficient financial resources to engage in meaningful advertising or marketing of Endari®. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. The key competitive factors affecting the success of each of our product candidates, if approved, are likely to be their safety, efficacy, convenience, price, the level of proprietary and generic competition, and the availability of coverage and reimbursement from government and other third‑party payors. Our Endari® sales may suffer or our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, or are more convenient or less expensive than any products that we may develop. Our competitors may also obtain FDA or other regulatory approval for their product candidates more rapidly than we may be able to do so for any existing or new product candidates of ours, which could result in their establishing a strong market position before we are able to enter the market.

Sickle Cell Disease

Endari® is approved as a therapy to reduce the acute complications of SCD in adult and pediatric patients 5 years of age and older. The other drugs which are indicated to treat sickle cell disease are hydroxyurea (marketed as DROXIA or Hydrea by Bristol-Myers Squibb Company and available in generic form), which is approved to reduce the frequency of painful crises and need for blood transfusions in patients with sickle cell anemia for the treatment of adults with SCD; Voxelotor (marketed as Oxbryta™ by Global Blood Therapeutics, Inc.) tablets for the treatment of SCD in adults and children 4 years of age and older; and crizanlizumab (marketed as Adakveo® by Novartis International AG) intravenous infusion approved to reduce the frequency of VOCs in adult and pediatric patients ages 16 years and older with SCD. Several companies are also developing product candidates for chronic treatment in SCD, and several other companies are in clinical trials to investigate new treatments for SCD.

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

Oncology Treatment

IRAK-4 is a popular targeted pathway of inflammatory diseases, including cancers. In our pre-clinical studies, Kainos’s novel IRAK-4 inhibitor, referred to as KM10544, has shown promising signs of efficacy against FLT-3 positive leukemia cell lines and other hematological malignancy cell lines such as Waldenstrom Macroglobulinemia cell line.

KM10544 technology is supported by the PCT Patent International Application No. PCT/US2022/023632, entitled “Compositions and Methods For Treating Cancer”, filed on April, 6 2022.

Chondrocyte Cell Sheet Technology

Currently, no cell therapy to treat damaged bone has been approved by the FDA, using mesenchymal stem cells. Only 1 cell therapy was approved by the FDA to treat cartilage (Tradename: MACI), but this approved therapy requires the use of porcine collagen membrane, the use of animal product (serum) and it is an autologous transplantation of patient’s cartilage. However, this cell therapy can’t be used for patient’s carrying genetic mutation or for patients with no cartilage. According to available data from clinicaltrial.gov, there is only one clinical trial of the efficacy of cartilage cell sheets, “Safety and Efficacy Study of Cells Sheet-Autologous Chondrocyte Implantation to Treat Articular Cartilage Defects (CS-ACI)” (Xijing Hospital, Xi'an Shi, China; Tangdu Hospital, Xi’an Shi, China; Xi’An Honghui Hospital, Xi'an Shi, China) (ClinicalTrials.gov Identifier: NCT01694823).

The development of cell sheets using mesenchymal stem cells (e.g adipose stromal cells), may lead to new treatments of patients. In addition, the cell sheets were engineered using animal-free culture media and have the potential translational application for allogeneic transplantation. Our cell sheet therapy also makes possible to layer different types of cell sheets by harvesting the cell sheet without the use of harmful enzymes (trypsin or dispase) that may damage the cell‑based therapy and potentially to construct in vitro stratified tissue equivalents by alternately layering different types of harvested cell sheets to provide regenerated tissue architectures, resembling human tissues. For example, cartilage cell sheets can be layered on the top of a bone cell sheet before transplantation if the patient’s health condition requires it. This technique holds promise for the study of cell‑cell communications and angiogenesis in reconstructed, three‑dimensional environments, as well as for tissues engineering with complex, multicellular architectures, and drug-screening.

Cultured Autologous Oral Mucosal Epithelial Cell Sheets (CAOMECS)

Currently, the treatment of limbal stem cell deficiency (“LSCD”) varies based on the severity of the LSCD. Treatment may include the use of non-invasive procedures such as autologous serum drops, therapeutic scleral lens and corneal scraping to more invasive surgical procedures such as grafting limbal stem cells biopsied from the fellow eye or from an allogenic donor eye. The use of patient’s limbal stem cells for autologous transplantation increases the risk of damaging the healthy eye, probably leading to a bilateral limbal stem cell deficiency. Transplantation with cells other than from the patient’s own tissue can cause serious complications, including rejection of transplanted tissue or donor’s cells carry genetic mutation causing LSCD (e.g., p63). Using CAOMECS technology lessens these risks, if LSCD is not due to a genetic mutation. Specifically, the use of CAOMECS decreases the risk of graft rejection, and mainly permits treatment of bilateral LSCD patients and allows engineered corneal epithelial cell sheets reconstruct the ocular surface of LSCD patients.

The development of CAOMECS technology to treat LSCD is in the early stages. We are not aware of any FDA approved treatments using CAOMECS for LSCD.

Research institutions outside the United States (e.g., The Centre Hospitalier National d’Ophtalmologie des Quinze Vingts lin Paris, France; Royan Institute Teheran in the Islamic Republic of Iran and Hospital San Raffaele in Milan, Italy; UCLA, Los Angeles, USA; Chang Gung Memorial Hospital, Taipei, Taiwan) are developing the transplantation of corneal cells from patients’ healthy eyes to reverse LSCD. However, results from these clinical trials were not published yet. This approach only allows unilateral LSCD patients to be treated and risks damage to the patients’ one healthy corneas.

CAOMECS is a promising alternative for the treatment of LSCD. For example, the Chang Gung Memorial Hospital (Taiwan) (ClinicalTrials.gov Identifier: NCT03943797) is conducting a phase 1, The Hospices Civils de Lyon (France) is conducting a phase 2 (ClinicalTrials.gov Identifier: NCT03949881), and the He Eye Hospital China (ClinicalTrials.gov Identifier: NCT03015779), the Adisak Wongkajornsilp, Siriraj Hospital in Thailand (ClinicalTrials.gov Identifier: NCT02415218) has finished a phase 2 clinical trials using the OMEC. While many research institutions as are conducting such trials, we are not aware of published results of these studies on clinicaltrials.gov.

Our OMEC-based regenerative medicine technology eliminates risks associated with donor-dependent transplantation as it is an autologous technology developed by using the patient own cells. OMEC-based regenerative medicine technology has shown promising results in pilot studies (animal serum dependent) done by other groups in Japan and Europe. Our innovative technology utilizes cell sheet therapy was developed in xeno-free cell culture conditions (free of animal based-products) that allows harvesting cell sheets with intact extracellular matrix (fibronectin, laminin, collagen type IV), reducing the inherent risks of suturing during transplantation.

Government Regulation

The FDA has granted Endari Orphan Drug designation and the EC has granted our PGLG Orphan Medicinal designation for the treatment of SCD.

Orphan Drug Designation. The FDA has authority under the U.S. Orphan Drug Act to grant Orphan Drug designation to a drug or biological product intended to treat a rare disease or condition. This law defines a rare disease or condition generally as one that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of the development and distribution of the orphan product in the United States will be recovered from sales of the product. Being granted Orphan Drug designation provides tax benefits to mitigate expenses of developing the orphan product. More importantly, Orphan Drug designation provides seven years of market exclusivity if the product receives the first FDA approval for the disease or condition for which it was granted such designation and the indication for which approval is granted matches the indication for which Orphan Drug designation was granted. During the seven-year exclusivity period, Orphan Drug exclusivity precludes FDA approval of a marketing application for the same active ingredient for the same indication. Orphan Drug exclusivity is limited and will not preclude the FDA from approving the same active ingredient for the same indication if the same product is shown to be clinically superior to the product previously granted exclusivity. In addition, a product that is the same as the orphan product may receive approval for a different indication (whether orphan or not) during the exclusivity period of the orphan product. Also, Orphan Drug market exclusivity will not bar a different product such as Pfizer Inc., Therapeutics, Inc.’s Oxbryta to treat the same orphan disease or condition from obtaining its own Orphan Drug designation and Orphan Drug exclusivity.

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

There is no designation available in the U.A.E. or other countries in the MENA region similar to Orphan Drug or Orphan Medicinal designations, so we will not be entitled to marketing exclusivity in the region for Endari® in Kuwait, Qatar, the U.A.E. or other countries in the region where we may obtain marketing authorization.

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

•
completion of preclinical studies (during this stage, the treatment is called a development candidate);
•
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
•
the conduct of adequate and well controlled clinical trials, usually completed in three phases, to demonstrate the safety and effectiveness of the product candidate for its intended use;
•
the submission to the FDA of a marketing application, a NDA, if the product candidate is a drug, that provides data and other information to demonstrate the product is safe and effective for its intended use (“BLA”), if the product candidate is a biologic that provides data and other information to demonstrate that the product candidate is safe, pure, and potent; and
•
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

We have issued patents directed to the treatment of hypertriglyceridemia in Japan and the Philippines. A corresponding European patent application has been granted and is currently the subject of an Opposition proceeding. Associated applications are pending in the United States, Brazil, India, China, and the Philippines.

A patent application directed to the treatment of sickle cell using a multi-component composition is pending in the United States and Europe. An international application directed to the same invention has been filed under the Patent Cooperation Treaty.

We have a pending international (PCT) patent application directed to the treatment of cancers with KM10544, alone or in combination with a Bruton Tyrosine Kinase (BTK) inhibitor or a Poly (ADP-ribose) polymerase (PARP) inhibitor. The cancers being treated may have a MyD88 mutation (e.g., the L265P missense mutation) and can include hematologic cancers, such as Waldenstrom Macroglobulemia (WM), Acute Myeloid Leukemia (AML), and diffuse large B-cell lymphoma (DLBCL), and solid tumors such as rectal cancer, pancreatic cancer, and small cell lung cancer. The application is expected to enter into national stages by June 2024 and has a projected expiration date in 2042.

We have a pending PCT patent application directed to devices and methods for measuring the thickness of cell sheets. The technology is important for the preparation and use of stem cell-derived cells sheets, such as corneas and cell sheets. This non-invasive approach can determine the time progression of cell sheet growth, the maturity of the cell sheet, and the number of cells per cell sheet before harvesting and transplantation. The application is expected to enter into national stages by July 2023 and has a projected expiration date in 2042.

We have a pending PCT patent application directed to the preparation and use of cell sheets. The prepared cell sheets can be used for the treatment of cartilage-related conditions such as cartilage injury and osteoarthritis, and bone diseases such as nonunion bone diseases and Paget’s disease. The cell sheets can be formed of a multilayer of cells grown and harvested in an intact cell sheet that can be transplanted as a patch on the injured area. The application is expected to enter into national stages by April 2024 and has a projected expiration date in 2042.

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

Employees

As of December 31, 2022, we had 55 employees, 54 of whom were full time. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

We realized comprehensive loss of $13.0 million for the year ended December 31, 2022, compared to comprehensive loss of $17.3 million for the year ended December 31, 2021, and have historically operated at a loss due to substantial expenditures related to commercialization of Endari®, loan funding to EJ Holdings, Inc., to support its activities as described below, pursuit of marketing authorization of Endari outside the U.S., interest on our outstanding indebtedness, general and administrative expenses and research and development of our product candidates. While we anticipate increased net revenues as we expand our commercialization of Endari® in the U.S. through telehealth and other initiatives, as well as in the MENA region, there is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations.

We are dependent on financing to sustain our operations, and there is substantial doubt regarding our ability to continue as a going concern.

Unless and until we become profitable, we will continue to depend upon proceeds from related-party loans, third-party loans, sales of our debt or equity securities (including the exercise of options and warrants) or other financing arrangements, or possible payments from potential strategic partners and licensees to generate funds needed to finance our business and operations. As of December 31, 2022, we had cash and cash equivalents of $2.0 million and a working capital deficit of $48.0 million. Depending upon our future results of operations and other factors, we will need additional financing to fund our business and operations, including providing funding to EJ Holdings, Inc. as described below under “Risks Related to Our Investment in EJ Holdings, Inc.,” and will continue to be dependent on future financing until such time, if ever, as we can generate sufficient revenues to become profitable. We have no current understanding or arrangement to obtain any additional related-party or third-party loans or other financing. Accordingly, we may not be able to obtain future financing on favorable terms, or at all. If we are unable to obtain needed future financing, we may have to curtail some of our business activities or modify our business plans and may be unable to repay our outstanding indebtedness or continue providing funding to EJ Holdings, Inc.

In light of the foregoing, there is substantial doubt regarding our ability to continue as a going concern and the report of our independent public accounting firm on our financial statements as of and for the year ended December 31, 2022 contains a going concern explanatory paragraph.

We are dependent on the commercial success of our only approved product, Endari®.

Our ability to become profitable will depend upon the commercial success of Endari®. In addition to the risks discussed elsewhere in this section, our ability to generate future revenues from Endari® sales will depend on a number of factors, including, but not limited to:

•
the efficacy and safety of Endari®;
•
the achievement of broad market acceptance and our ability to obtain adequate reimbursement by third-party payors for Endari®;
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

The COVID-19 epidemic may adversely affect our revenues, results of operations and financial condition and the market price of our common stock.

In retrospect, we believe our business and net revenues were adversely affected in 2020 and 2021 by lockdowns, travel-related restrictions and other governmental responses to the pandemic related to the COVID 19 pandemic which inhibited the ability of our sales force to visit doctors’ offices and clinics and may have adversely affected the willingness of SCD patients to seek the care of a physician or to comply with physician-prescribed care. Ongoing COVID-19 infections or future official responses could cause a temporary or prolonged decline in our revenues and have a material adverse effect on our results of operations and financial condition. COVID-19 or governmental responses also may adversely affect the timing and conduct of clinical studies or the ability of regulatory bodies to consider or grant approvals with respect to Endari® or our prescription grade L-glutamine, or PGLG, drug candidates or oversee the development of our drug candidates, may further divert the attention and efforts of the medical community to coping with COVID-19 and variants and disrupt the marketplace in which we operate. For example, we experienced a temporary disruption in 2020 in patient enrollment in our Pilot/Phase I study of PGLG oral powder in diverticulosis. Any outbreak of COVID-19 among our executives or key employees or their families and loved ones could disrupt our management and operations and adversely affect the effectiveness of our management, Endari® sales, and results of operations and financial condition. The foregoing factors could also have an adverse effect on economic and business conditions and the broad stock market, in general, or the market price of our common stock in particular.

We may expend our limited resources to pursue a product candidate or indication and fail to capitalize on product candidates or indications for which there is a greater likelihood of commercial success.

Because we have limited financial and management resources, we are able to focus only upon a limited number of research programs and product candidates. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable product candidates or profitable market opportunities. Our spending on current and future research and development programs and product candidates for the specific indications we selected may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

We face intense competition from companies with greater resources than us, and if our competitors are successful in marketing or develop alternative treatments, our commercial opportunities may be reduced or eliminated.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. We face competition from a number of sources, some of which may target the same indication as Endari®, such as pharmaceutical companies, including generic drug companies, biotechnology companies, drug delivery companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, including well-established sales forces, manufacturing capabilities, research and development capabilities, experience in obtaining regulatory approvals for product candidates than do we. For example, in late 2019 the FDA approved a new drug application, or NDA, submitted by Novartis, permitting the marketing of ADAKVEO® (crizanlizumab-tmca) to reduce the frequency of vaso-occlusive crises in adults and pediatric patients aged 16 years and older with SCD. ADAKVEO®, which is administered by intravenous infusion every four weeks, is a selectin blocker humanized IgG2 kappa monoclonal antibody that binds to P-selectin. Also, in late 2019, Global Blood Therapeutics, Inc. which later acquired by Pfizer Inc., (“Pfizer”) announced that the FDA approved its NDA for Oxbryta™ (voxelotor) tablets for the treatment of SCD in adults and children 12 years of age and older. Oxbryta™ is an oral, once-a-day therapy intended to treat SCD by targeting hemoglobin polymerization. Both Novartis and Pfizer have far greater financial, sales and marketing resources than our company and there is no assurance that we will be able to compete effectively with ADAKVEO® or Oxbryta™ as a stand-alone therapy or that Endari® will gain widespread use as an adjunct to the use of ADAKVEO® or Oxbryta™. If we are unable to compete effectively or successfully position Endari® as a complementary therapy, our Endari® sales and results of operation may suffer, which could have a material, adverse effect on our financial condition. We also face competition from hydroxyurea and non-prescription grade L-glutamine supplements. Non-prescription grade L-glutamine is manufactured in large quantities, primarily by a few large chemical companies, and processed and sold as a nutritional supplement. The sale of non-prescription grade L-glutamine nutritional supplements, or generic prescription-grade or non-prescription grade L-glutamine products, at prices lower than the prices that we charge for Endari® could have a material adverse effect on our sales of Endari®, especially in the MENA region or other markets where we have no market exclusivity, and our results of operations and financial condition.

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

We sell Endari® to specialty distributors and specialty pharmacies who, in turn, resell Endari® to pharmacies, hospitals and other customers. Four of our distributors account for approximately 79% of Endari sales in the year ended December 31, 2022, and the loss of any of these distributors or a material reduction in their Endari® purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The market exclusivity for Endari® for SCD in the U.S. is limited and Endari® will have no market exclusivity in the Kuwait, Qatar or the United Arab Emirates, where Endari® is approved for marketing, the Kingdom of Saudi Arabia or other countries in the MENA region where applications for marketing approval are pending, which lack of exclusivity could adversely affect the commercial success of Endari® even if approved for marketing.

The exclusivity protections that protect Endari® for use for SCD are limited in ways that may affect our ability to effectively exclude third parties from competing against us. In particular:

•
Orphan Drug market exclusivity protection for Endari® for SCD will expire in the U.S. on July 7, 2024;
•
Orphan Drug designation does not preclude the FDA from granting Orphan Drug designation to another sponsor developing the same drug for the same indication, granting Orphan Drug designation and approving such other drug after we receive approval if such drug is considered clinically superior to our product, approving a product that is the same as our product for a different indication, or approving a different product intended to treat SCD; in this regard, Pfizer Inc.’s Oxbryta for treating SCD also has been granted Orphan Drug status in the U.S. and in the EU;
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

Our only approved product, Endari®, is a prescription-grade L-glutamine, or PGLG, oral powder treatment for sickle cell anemia and sickle ß0-thalassemia, two of the most common forms of SCD. SCD is a genetic blood disorder that affects 20 million to 25 million people worldwide and occurs primarily among those whose ancestors are from regions including sub-Saharan Africa, South America, the Caribbean, Central America, the Middle East, India and Mediterranean regions such as Turkey, Greece and Italy. Thus, while SCD affects people throughout the world, the prevalence of SCD is higher in certain geographies, such as central and sub-Saharan Africa and the Caribbean, that currently have underdeveloped health care systems or significantly lower rates of health insurance coverage and incidence of these conditions in the United States is relatively low. Furthermore, many potential patients in many of these geographies are low-income and may be unable to afford Endari®. These factors may ultimately limit our addressable market. Our ability to achieve and sustain profitability may be adversely impacted if we are unable to access markets with greater prevalence of SCD or reach enough SCD patients in geographies with more well-developed health care systems.

A variety of risks associated with marketing Endari® internationally could hurt our business.

We recently received marketing authorization for Endari in Kuwait, Qatar and the United Arab Emirates and are seeking regulatory approval for Endari® for SCD in other countries in the MENA region, but may not be successful. For example, in January 2018, the European Medicines Agency, or EMA, provided their agreement on the pediatric investigation plan, or PIP, for our prescription grade L-glutamine oral powder in SCD and we filed with the EMA an application for marketing authorization, or MAA, in the EU. In May 2019, we announced that the EMA’s Committee for Medicinal Products for Human Use, or CHMP, had adopted a negative opinion regarding our MAA based upon the CHMP’s position that our main clinical study did not conclusively support the efficacy of the treatment in SCD patients. In light of the CHMP’s opinion, we withdrew our MAA in September 2019 to consider pursuing alternative decentralized and centralized regulatory pathways for obtaining marketing authorization in the EU or one or more EU countries. There is no assurance that we will be successful in obtaining marketing authorization in the EU or other jurisdictions outside the U.S. If we obtain marketing authorization, we expect that we will be subject to additional risks related to operating in foreign countries including:

•
business interruptions resulting from geopolitical actions, including war such as the recent Russian invasion of Ukraine or terrorism or actual or potential public health emergencies, including the ongoing COVID-19 epidemic or the emergence of new pandemics;
•
differing regulatory requirements in foreign countries such as lack of orphan designation or other market exclusivity and unregulated competition from generic L-glutamine products or nutritional supplements;
•
the potential for legal or illegal parallel importing (i.e., when a local seller, faced with high or higher local prices, opts to import goods from a foreign market with low or lower prices rather than buying them locally);
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

We monitor our distributors’ inventories of Endari® using a combination of methods. However, our estimates of distributor inventories may differ significantly from actual inventory levels. Significant differences between actual and our estimated inventory levels may result in excessive production (requiring us to hold substantial quantities of unsold inventory which may result in the establishment of inventory reserves or actual write offs of expired inventory), inadequate supplies of products in distribution channels, insufficient product available at the retail level, and unexpected increases or decreases in orders from our specialty distributors. For example, as of December 31, 2022, we established a $5.0 million reserve against possible future inventory write offs. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a quarter to be below our expectations or the expectations of securities analysts or investors. In addition, we sometimes offer price discounts to our customers in advance of Endari® price increases, including a price increase implemented as of March 1, 2021, or as an incentive for bulk or advance orders of Endari®. Such discounts may result in specialty distributor purchases exceeding current demand, resulting in reduced specialty distributor purchases in later periods and substantial fluctuations in our results of operations from period to period. Sales attributable to one-time discounts offered by us increased in 2021, which adversely affected sales in subsequent periods. If our financial results are below analysts’ or investors’ expectations or cannot be reliably estimated, the market price of our common stock may be adversely affected.

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

We do not currently have our own manufacturing capabilities and depend upon a single Japanese supplier, Ajinomoto Aminoscience, LLC, or Ajinomoto, for commercial supplies of Endari® and clinical supplies of PGLG used in our product candidates under development. We intend to continue to rely on Ajinomoto to produce our PGLG, but we have not entered into, and may not be able to establish, long-term supply agreements with this key supplier on acceptable terms. Furthermore, pursuant to a letter of intent with Ajinomoto, we have indicated our willingness to purchase from Ajinomoto substantially all the L-glutamine that we will need for our commercial products. If Ajinomoto were to experience any manufacturing or production difficulties producing PGLG, or we were unable to purchase sufficient quantities of PGLG on acceptable terms, it could interrupt sales of Endari® and have a material, adverse effect on our financial condition and results of operations.

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

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay in our ability to develop and obtain regulatory approval for product candidates. The commencement, enrollment and completion of clinical trials can be delayed for a variety of reasons, including delays or difficulties in enrolling patients due to unforeseen natural disasters, public health crises, political crises and other catastrophic events or other events outside of our control, such as the emergence and spread of COVID-19 and its variants, which may cause participants to not want to participate in these trials or otherwise have any unnecessary contact with the medical community.

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
•
loss of revenues.

We maintain product liability insurance coverage and carry commercial excess and umbrella coverage, but our insurance coverage may not be sufficient to cover product liability related expenses or losses or cover us for any consequential expenses or losses we may suffer. We may not be able to continue to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of Endari®. Successful product liability claims against us could cause the value of our common stock to decline and, if judgments exceed our insurance coverage, reduce our cash and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Historically we have utilized, and continue to utilize, part-time outside consultants to perform certain tasks, including tasks related to accounting and finance, compliance programs, clinical trial management, legal and regulatory affairs, formulation development and other drug development functions. Our growth strategy related to Endari® may entail expanding our use of consultants to implement these and other tasks going forward. There can be no assurance that we will be able to manage our existing consultants or engage other competent consultants, as needed, on economically reasonable terms.

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

We have identified significant deficiencies in our internal controls over financial reporting.

We have experienced historical material weaknesses in our internal controls over financial reporting, and in connection with the preparation of this Annual Report, our management concluded that there continue to be significant deficiencies in our disclosure controls and procedures as described in more detail in Part II – Item 9A “Controls and Procedures” in this Annual Report. We cannot guarantee when our disclosure controls and procedures will be fully effective or that we will not identify other material weaknesses in the future. Any material weaknesses in our internal control over financial reporting could result in errors in our consolidated financial statements, which could erode market confidence in our company, adversely affect the market price of our common stock and, in egregious circumstances, result in possible securities law claims based upon such financial statements.

Our business may be adversely impacted by the consequences of Russia's invasion of Ukraine.

The United States, the U.K. and the EU governments, among others, have instituted various sanctions and export-control measures in response to Russia's invasion of Ukraine, including comprehensive financial sanctions, targeted at Russia or designated individuals and entities with direct or indirect business interests or government connections to Russia or those involved in Russian military activities. Governments have also enhanced export controls and trade sanctions targeting Russia’s imports of goods. The duration and intensity of this conflict, or its possible spread, and its potential impact on our business or operations is uncertain, but it is possible that our business and operations could be adversely affected.

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

We may not be able to receive eventual regulatory approval of PGLG treatment for diverticulosis or other indications, which would adversely affect our future prospects.

All our product candidates are still in preclinical or early-stage clinical development. Regulatory approval is required to market our PGLG treatment for diverticulosis or other indications and for any other product candidates we may develop. Even if the FDA and other regulatory authorities eventually approve our PGLG treatment for diverticulosis or any of our other product candidates, the manufacture, packaging, labeling, distribution, marketing and sale of such products will be subject to strict and ongoing post-approval regulations. Compliance with such regulations will be expensive and consume substantial financial and management resources.

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

We may not be able to complete clinical trial programs for any of our product candidates successfully within any specific period or at all, and if such clinical trials take longer to complete than we project, our ability to execute our current business strategy will be adversely affected.

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

Even though we obtained Orphan Drug designation for Endari®, we may not be able to maintain Orphan Drug marketing exclusivity for Endari® or any of our other product candidates.

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate therapeutic products under development for relatively small patient populations as “orphan drugs”. Under the Orphan Drug Act, the FDA may designate a therapeutic product as an Orphan Drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S. We have obtained Orphan Drug designation from the FDA, which will expire July 7, 2024, and Orphan Medicinal designation from the EC for L-glutamine treatment for SCD, and we may seek Orphan Drug designation for our other product candidates. Generally, if a product candidate with an Orphan Drug designation subsequently receives the first marketing approval for the indication for which it has been granted such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or EC, as applicable, from approving another marketing application for the same product candidate prior to the expiration of that time period. The applicable period is seven years in the U.S. and ten years in the EU. The exclusivity period in the EU can be reduced to six years if the product no longer meets the criteria for Orphan Medicinal designation or if its commercialization is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug and Orphan Medicinal exclusivity may be lost if the FDA or EC determines that the request for designation was materially defective or if the manufacturer is unable to ensure enough of the product to meet the needs of patients with the rare disease or condition. In the U.S., Orphan Drug exclusivity may be lost if another L-glutamine product for the same indication demonstrates clinical superiority, such as a better safety or efficacy profile, in which case the FDA would be permitted to approve the third-party product. Orphan Drug exclusivity does not bar the FDA from approving another L-glutamine product for any other indication. Nor does Orphan Drug designation bar the FDA from granting Orphan Drug designation and approving another product such as Oxbryta, from Pfizer Inc. for treating SCD, for the same orphan disease or condition.

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

EJ Holdings, Inc., or EJ Holdings, a Japanese corporation 40% owned by us, is engaged in seeking to refurbish and phase in its amino acid manufacturing plant in Ube, Japan with the objective of eventually obtaining regulatory clearances for the manufacture of PGLG in accordance with cGMP. EJ Holdings has had no revenues since its inception, has depended on loans from us to acquire the Ube plant and fund its operations and will continue to be dependent on loans from us or other financing unless and until its plant is activated and it can secure customers, including us, for its products. There is no assurance that we can continue to provide needed funding to EJ Holdings, or that needed funding will be available from other sources. EJ Holdings has no commitments or understandings regarding any additional funding. If EJ Holdings fails to obtain needed funding, it may need to suspend activities at the Ube plant. Under the asset purchase agreement by which EJ Holdings purchased the Ube plant, the seller has the right to repurchase the plant at the purchase price, plus certain taxes, paid by EJ Holdings if the plant does not become operational within a reasonable period of time (not to exceed five years). In that event, it is likely that we would lose some or all of our investment in EJ Holdings.

EJ Holdings may not be able to obtain needed financing or repay our loans, and our ownership interest in EJ Holdings may be diluted by additional financing.

As of December 31, 2022, we had loaned EJ Holdings a total of approximately $25.0 million, including approximately $5.3 million loaned in 2022, and EJ Holdings will continue to be reliant upon loans from us to fund its planned activities at the Ube plant unless and until it is able to secure additional debt or equity financing to fund such activities. EJ Holdings also will need to raise substantial debt or equity financing to fund the plant’s operations if the phase-in of the plant is completed, including, but not limited to, maintaining the physical plant and maintaining regulatory approvals for the manufacture of its products. To the extent EJ Holdings raises additional debt or equity financing from sources other than us, its ability to repay our loans may be adversely affected or our ownership interest may be diluted.

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

EJ Holdings was formed in February 2017 for the purpose of acquiring, owning and operating Kyowa’s phased-out amino acid manufacturing plant in Ube, Japan. EJ Holdings is engaged in seeking to refurbish and phase in the plant in order to eventually obtain clearances to reactivate the plant from regulatory authorities, including FDA and other regulatory approvals for the manufacture of PGLG in accordance with cGMP. Neither we nor EJ Holdings has experience operating a manufacturing plant or managing a manufacturing business, and there is no assurance that EJ Holdings will be successful in bringing the plant online on a timely basis, or at all, or if it does so that it will be able to secure customers for its products or successfully implement its business plan.

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

The trading price for our common stock has historically been volatile and traded at higher or lower prices that are seemingly uncorrelated with our results of operations, financial condition or prospects. Between January 1, 2022 and December 31, 2022, the closing sale price of our common stock as reported on the OTC Markets Group, Inc. ranged from a low of $0.08 to a high of $1.56 and may continue to exhibit volatility. Factors such as the following may affect the volatility in our stock price:

•
our quarterly operating results;
•
marketing approvals or disapprovals or other developments regarding Endari® or competing products;
•
announcements of regulatory developments or technological innovations by us or our competitors;
•
changes in our relationship with our vendors, distributors or other strategic partners;
•
government regulation of drug pricing; and
•
developments in patent or other intellectual property rights;

Other factors which may affect our stock price include general economic conditions or changes in the economy, the financial markets or the pharmaceutical or biotechnology industries driven by extraordinary events such as the COVID-19 pandemic or the Russian invasion of Ukraine and the prosecution of the war in Ukraine. We may be particularly vulnerable to volatility caused by these conditions or events, as we have only a single approved product and have relatively thin trading volume in our common stock.

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our investors and stockholders to resell their common stock.

Public quotations for our common stock are available on the OTCQX tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our business or operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system such as The Nasdaq Capital Market or a stock exchange like the NYSE American. These factors may result in investors having difficulty purchasing and reselling shares of our common stock.

Our outstanding warrants and convertible promissory notes may result in further dilution to our stockholders.

Certain of our outstanding warrants to purchase a total of up to approximately 4,038,200 shares of our common stock provide for a so-called full-ratchet anti-dilution adjustment in the event we sell or issue shares of common stock or common stock equivalents at an effective price less than the exercise price of such warrants, subject to certain exceptions. These anti-dilution adjustments resulted in a reduction in the exercise price of such warrants to $0.45 per share in February 2022 and to $0.37 a share in January, 2023 by reason of the conversion of an outstanding convertible promissory notes described below. As of December 31, 2022, we had outstanding approximately $14.1 million principal amount of convertible promissory notes which are convertible into shares of our common stock at a conversion price of $0.37 per share, subject to possible future reductions on a quarterly basis in the event the prevailing trading price of our common stock is less than the then-conversion price. The anti-dilution adjustments of our outstanding warrants would be triggered by future issuances by us of shares of our common stock upon conversion of the convertible promissory notes, or otherwise, at a price per share below the then-exercise price of such warrants, which adjustments would have a further dilutive effect on our stockholders.

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

Our stockholders have authorized our board of directors to effect a reverse stock split of our common stock, but if the board does so it may not result in the intended benefits.

At the Annual Meeting of stockholders held on December 8, 2022, our stockholders approved an amendment to our restated certificate of incorporation to authorize our board of directors in its discretion to effect a reverse stock split of the outstanding shares of our common stock within one year following the Annual Meeting at a ratio of not less than 1-for-5 nor greater than 1-for-8. Our board of directors may choose to effect a reverse stock split for the purpose of facilitating the listing of our common stock to a national securities exchange such as the NYSE American or The Nasdaq Capital Market. Absent other factors, reducing the number of outstanding shares of our common stock through a reverse stock split would tend to increase the per share market price of our common stock. However, other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock and there can be no assurance that a reverse stock split, if completed, will result in the intended benefits, that the market price of our common stock will increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split or that the market price of our common stock will not decrease in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease office space under operating leases from unrelated entities. The rent expense for the years ended December 31, 2022 and 2021 was approximately $1,187,000 and $1,201,000, respectively.

We lease 21,293 square feet of office space for our headquarters in Torrance, California, at a base rental of $81,717 per month, which the lease will expire on September 30, 2026. We also lease 1,163 square feet of office space in Dubai, UAE, which leases will expire on June 19, 2023.

We believe our existing facilities are adequate for our current and planned future operations, and we expect to be able to renew the leases on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Public quotations for our common stock are available on the OTCQX tier of the OTC Markets. The ticker symbol for our common stock is “EMMA.” The information reported on the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Holders

As of March 15, 2023, we had approximately 389 stockholders of record.

Dividends

We have never paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors in its discretion and will depend on our financial condition, operating results, capital requirements, the requirements for paying dividends under the Delaware General Corporation Law, and other factors that the board of directors considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022, regarding compensation plans, including any individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,000,000	$—	4,000,000
Equity compensation plans not approved by security holders	1,365,189	$4.76	—

Recent Sales of Unregistered Securities

On December 8, 2022, the Company issued 25,000 shares of its common stock to an individual in exchange for consulting services rendered or to be rendered to the Company. The shares were issued without registration under the federal securities laws in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. The shares were issued to a single individual in a privately negotiated transaction not involving a general solicitation or advertising.

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

ITEM 6. [RESERVED]

Not required for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward‑Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this Annual Report. This discussion contains forward‑looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward‑looking statements because of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report.

Company Overview

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. Our lead product, Endari® (prescription-grade L-glutamine oral powder) is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”), in adult and pediatric patients five years of age and older. In April 2022, Endari® was approved by the Ministry of Health and Prevention in the United Arab Emirates, or U.A.E, in adults and pediatric patients five years of age and older. The approval of Endari® in the U.A.E. was the first granted outside the U.S. In November and December of 2022, we received marketing authorizations for Endari® in Qatar and Kuwait, respectively. Applications for marketing authorization for other Gulf Cooperation Council, or GCC, countries are pending. While the applications are pending, the FDA approval of Endari® can be referenced to allow access to Endari® on a named-patient basis.

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

As of December 31, 2022, our accumulated deficit was $252.3 million, and we had cash and cash equivalents of $2.0 million. We expect net revenues to increase as we expand our commercialization of Endari® in the U.S. and realize revenues in Kuwait, Qatar, the U.A.E. and perhaps other GCC countries. Until we can generate sufficient net revenues from Endari® sales, our future cash requirements are expected to be financed through loans from related parties, third-party loans, public or private equity or debt financings or possible corporate collaboration and licensing arrangements. We are unable to predict if or when we will become profitable.

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

Sales Discounts: We provide our customers prompt payment discounts and from time to time offer additional discounts to encourage bulk orders to generate needed working capital. Sales attributable to bulk discounts offered by us increased in 2021 and adversely affected sales in subsequent period.

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

Research and Development Expenses

Research and development expenses consist of expenditures for new products and technologies consisting primarily of fees paid to contract research organizations (“CRO”) that conduct clinical trials of our product candidates, payroll-related expenses, study site payments, consultant fees and other related costs. The costs of later-stage clinical studies such as Phase 2 and 3 trials are generally higher than those of earlier studies. This is primarily due to the larger size, expanded scope, patient related healthcare and regulatory compliance costs, and generally longer duration of later-stage clinical studies.

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

Selling Expenses

Selling expenses consist principally of salaries and related costs for personnel involved in the promotion, sales, and marketing of Endari®. Other selling cost include advertising, third party consulting costs, the cost of in-house sales personnel and travel-related costs. We expect selling expenses to increase as we acquire additional sales personnel to support the commercialization of Endari® in the U.S. and abroad.

COVID-19

In retrospect, we believe our business and net revenues were adversely affected in 2020 and 2021 by lockdowns, travel-related restrictions and other governmental responses to the pandemic related to the COVID 19 pandemic which inhibited the ability of our sales force to visit doctors’ offices and clinics and may have adversely affected the willingness of SCD patients to seek the care of a physician or to comply with physician-prescribed care. Ongoing COVID-19 infections or future official responses could cause a temporary or prolonged decline in our revenues and have a material adverse effect on our results of operations and financial condition. COVID-19 or governmental responses also may adversely affect the timing and conduct of clinical studies or the ability of regulatory bodies to consider or grant approvals with respect to Endari® or our prescription grade L-glutamine, or PGLG, drug candidates or oversee the development of our drug candidates, may further divert the attention and efforts of the medical community to coping with COVID-19 or variants and disrupt the marketplace in which we operate. For example, we experienced a temporary disruption in 2020 in patient enrollment in our Pilot/Phase I study of PGLG oral powder in diverticulosis. Any outbreak of COVID-19 among our executives or key employees or their families and loved ones could disrupt our management and operations and adversely affect the effectiveness of our management, Endari® sales, and results of operations and financial condition. The foregoing factors could also have an adverse effect on economic and business conditions and the broad stock market, in general, or the market price of our common stock, in particular. We intend to consider changes to our business to adapt to the new post-pandemic environment, including an increased focus on our telehealth solution.

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

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first‑in, first‑out basis and at the lower of cost or net realizable value. Substantially all raw materials purchased during the years ended December 31, 2022 and 2021 were supplied by one supplier.

Notes Payable, Convertible Notes Payable and Warrants

From time to time, we obtain financing from the sale and issuance of promissory notes or other debt instruments with detachable stock purchase warrants, some of which notes or debt instruments are convertible into shares of our common stock and some of which are issued to related parties. We analyze all of the terms of our notes payable and promissory notes issued with warrants to determine the appropriate accounting treatment, including determining whether embedded derivatives (conversion features, detachable stock purchase warrants and right to purchase common stock) are required to be bifurcated and treated as discount, and the applicable classification of the notes payable and embedded derivative as debt, derivative liabilities, equity or temporary equity (i.e., mezzanine capital).

Direct and incremental costs associated with the issuance of note payables such as legal fees and broker fees, among others, paid to parties are recorded as a reduction of note payable on the consolidated balance sheets. Issuance costs and discounts are amortized over the term of the respective financing agreement using the effective interest methods. Amortization of these amounts is included as a components of interest expenses in the consolidated statements of operation.

Notes payable to related parties, interest expense and accrued interest to related parties are separately identified in our consolidated financial statements. We also disclose significant terms of all transactions with related parties in the notes to our consolidated financial statements.

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

Related Party Transactions

For a discussion of related party transactions, refer to Note 12 of the Notes to Consolidated Financial Statement included elsewhere in this Annual Report, which information is incorporated herein by reference.

Equity method investment

The Company owns 40% of the capital shares of EJ Holdings, which is treated as a so-called variable interest entity, or "VIE," for financial accounting purposes. A VIE such as EJ Holdings is to be consolidated by the primary beneficiary of its business and operations if the beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The Company does not meet the power criterion for consolidating EJ Holdings. Accordingly, the Company accounts for its variable interest in EJ Holdings under the equity method under which its interest in EJ Holdings’ net loss is recorded as net loss on equity method investment in our statements of operation.

EJ Holdings is engaged in seeking to refurbish and phase in its amino acid manufacturing plant in Ube, Japan with the objective of eventually obtaining regulatory clearances for the manufacture of PGLG in accordance with cGMP. As of December 31, 2022, we had loaned EJ Holdings a total of approximately $25.5 million, including approximately $5.3 million loaned in 2022. EJ Holdings has had no revenues since its inception, has depended on loans from us to acquire the Ube plant and fund its operations and will continue to be dependent on loans from us or other financing unless and until its plant is activated and it can secure customers, including us, for its products. There is no assurance that we can continue to provide needed funding to EJ Holdings, or that needed funding will be available from other sources. EJ Holdings has no commitments or understandings regarding any additional funding. If EJ Holdings fails to obtain needed funding, it may need to suspend activities at the Ube plant.

Financial Highlights

	Years Ended December 31,
	2022	2021
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
REVENUES, NET	$18,390	$20,610
COST OF GOODS SOLD	2,588	3,312
GROSS PROFIT	15,802	17,298
OPERATING EXPENSES
Research and development	1,725	4,110
Selling	7,493	5,878
General and administrative	13,170	13,438
Total operating expenses	22,388	23,426
LOSS FROM OPERATIONS	(6,586)	(6,128)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(501)	(365)
Change in fair value of warrant derivative liabilities	1,304	(432)
Change in fair value of conversion feature derivative, notes payable	4,259	(1,906)
Loss on investment in convertible bond	(133)	—
Net loss on equity method investment	(1,913)	(2,733)
Foreign exchange loss	(2,662)	(2,017)
Interest and other income	680	761
Interest expense	(5,013)	(3,101)
Total other expense	(3,979)	(9,793)
LOSS BEFORE INCOME TAXES	(10,565)	(15,921)
Income tax provision	60	25
NET LOSS	$(10,625.00)	$(15,946.00)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.21)	$(0.32)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	49,439,867	49,253,156

Years ended December 31, 2022 and 2021

Net Income (Loss). Net loss decreased by $5.3 million, or 33%, to $10.6 million for the year ended December 31, 2022 compared to net loss of $15.9 million for the year ended December 31, 2021. The decrease was due primarily to a $5.8 million decrease in other expense as discussed below, and a $1.0 million decrease in operating expenses partially offset by a $2.2 million decrease in net revenues. As of December 31, 2022, we had an accumulated deficit of approximately $252.3 million. Our net loss for the year ended December 31, 2022 included approximately $1.9 million of net loss attributable to our equity method investment in EJ Holdings Inc., or EJ Holdings, a variable interest entity, or VIE. The loss attributable to our equity investment in EJ Holdings for the year ended December 31, 2021 was $2.7 million.

Revenues, Net. Net revenues decrease by $2.2 million, or 11%, to $18.4 million for the year ended December 31, 2022 compared to $20.6 million in 2021. Substantially all net revenues were attributable to Endari® sales. The decrease in net revenues was due to lower volume sales of Endari® in 2022 and a higher level of price discounts related to large volume orders in 2022 than in 2021. We expect net revenues to increase in the foreseeable future as we expand our distribution channels for Endari® in the U.S. and commercialization of Endari® in the MENA region.

Cost of Goods Sold. Cost of goods sold decreased by $0.7 million, or 22%, to $2.6 million for the year ended December 31, 2022 compared to $3.3 million in 2021 due primarily to a decrease of $0.6 million in establishment of inventory reserve relating to Endari® inventory with a shelf-life of less than two years.

Research and Development Expenses. Research and development expenses decreased by $2.4 million, or 58%, to $1.7 million for the year ended December 31, 2022 compared to $4.1 million in 2021. The decrease was primarily due to $0.5 million in cash and $0.5 million in shares of the common stock issued in 2021 under the agreement with Kainos Medicine, Inc. (“Kainos”) to lead the clinical development of Kainos’ patented IRAK4 inhibitor and a decrease of $0.5 million in expenses relating to a pharmacokinetic characteristic and safety study for Endari® in the U.S. and a clinical study in Europe. We expect our research and development expenses to increase if we undertake additional studies including post marketing commitment studies.

Selling Expenses. Selling expenses increased by $1.6 million, or 27%, to $7.5 million for the year ended December 31, 2022 compared to 5.9 million in 2021. The increase was due to increases of $0.9 million in consulting services, $0.3 million in promotional expenses, $0.2 million in travel related expenses and $0.2 million in sales team compensation. We expect that our selling expenses will continue to increase as we expand Endari® marketing and sales activities both in the U.S. and outside the U.S.

General and Administrative Expenses. General and administrative expense decreased by $0.3 million, or 2%, to $13.2 million for the year ended December 31, 2022 compared to $13.4 million in 2021. We expect general and administrative expenses to increase as we add additional sales and administrative personnel to support the commercialization of Endari outside of the U.S.

Other Income (Expense). Other expense decreased by $5.8 million, or 59%, to $4.0 million for the year ended December 31, 2022 compared to other expense of $9.8 million in 2021. The decrease was primarily due to a $6.2 million increase in income from change in fair value of conversion feature derivative and $1.7 million increase in income from change in fair value of warrant derivative liabilities partially offset by a $1.9 million increase in interest expense in 2022.

Income Tax (Expense). Income tax expenses remained consistent to $60,000 for the year ended December 31, 2022 compared to income tax expense of $25,000 in 2021. A valuation allowance for net deferred tax assets recorded when it is more likely than not that we will not realize these assets through future operations. The valuation allowance increased by approximately $2.7 million for the year ended December 31, 2022, while it increased by $4.0 million for the years ended December 31, 2021. As of December 31, 2022, and 2021, we had no unrecognized tax benefits or position which, in the opinion of management would be reversed if challenged by a tax authority.

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

Liquidity and Capital Resources

Based on our losses to date, anticipated future net revenues and operating expenses, debt repayment obligations, funding commitment to EJ Holdings and cash and cash equivalents balance of $2.0 million as of December 31, 2022, we do not have sufficient operating capital for our business without raising additional capital. We realized a net loss of $10.6 million for the year ended December 31, 2022 and anticipate that we will continue to incur net losses for the foreseeable future and until we can generate increased net revenues from Endari® sales. While we anticipate increased net revenues as we continue to expand our commercialization of Endari® in the U.S. through telehealth and other initiatives, as well as in the MENA region, there is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations.

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

Liquidity represents our ability to pay our liabilities when they become due, fund our business operations, fund the operations and retrofitting of EJ Holdings’ amino acid production plant in Ube, Japan, and meet our contractual obligations, including our obligations to purchase API under our supply arrangements with Telcon, and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period, proceeds from our accounts receivable factoring arrangement with Prestige Capital and our similar sales of future receipts to other parties, proceeds from related-party loans and other financing activities. Our short-term and long-term cash requirements consist primarily of working capital requirements, general corporate needs, our contractual obligations to purchase API from Telcon, debt service under our convertible notes payable and notes payable and planned ongoing loan funding to sustain EJ Holdings’ operations. We have no contractual commitment to provide funding to EJ Holdings, but plan to continue to do so in the foreseeable to the extent we have cash available for this purpose.

As of December 31, 2022, we had outstanding $17.3 million in principal amount of convertible promissory notes and $9.2 million in principal amount of other notes payable that are due within a year. Our minimum lease payment obligations were $4.0 million, of which $1.0 million was payable within 12 months.

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

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of this filing, and the report of our independent public accounting firm on our financial statements as of and for the year ended December 31, 2022 included in Item 15 of this Annual Report contains a going concern explanatory paragraph.

Cash Flows

Net cash used in operating activities

Net cash used in operating activities increased by$ 3.8 million, or 305%, to $ 5.1million for the year ended December 31, 2022 from $1.3 million for the year ended December 31, 2021. The increase was primarily due to $2.9 million in repayments under our API supply agreement with Telcon.

Net cash used in investing activities

Net cash used in investing activities decreased by $4.0 million, or 63%, to $ 2.4 million for the year ended December 31, 2022 from $6.4 million for the year ended December 31, 2021. This decrease was primarily due to a $1.0 million decrease in loan payment to equity method investees and increase of $2.9 million proceeds from the deemed sale of a portion of the Telcon convertible bond resulting from the offset of target shortfalls discussed above.

Net cash from financing activities

Net cash from financing activities decreased by $0.2 million, or 2%, to $7.2 million for the year ended December 31, 2022 from net cash from financing activities of $7.4 million for the year ended December 31, 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired objectives.

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of December 31, 2022 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of December 31, 2022.

Remediation of Previously Identified Material Weakness

As previously reported, in connection with the preparation of our consolidated financial statements as of December 31, 2021, our management identified ongoing material weaknesses (the “Material Weaknesses”) in our internal control over financial reporting. The Material Weaknesses related to inadequate financial closing process, segregation of duties, including access control over information technology, especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account processes, and insufficient entity risk assessment processes.

Since identifying the Material Weaknesses, we took several steps to remediate the Material Weaknesses, including:

•
engaging third‑party accounting consulting firms to assist us in the review of our application of GAAP to complex debt financing transactions;
•
using GAAP Disclosure and SEC Reporting Checklists;
•
continuing professional training and academic education on accounting subjects for accounting staff;
•
enhancing attention to review controls related to our financial closing process and reporting;
•
subscribing to relevant online services and other supplemental internal and external resources relating to SEC reporting; and
•
establishing a Disclosure Committee to ensure more effective internal communication regarding significant transactions and our financial reporting.

More recently, in 2022 we implemented an integrated cloud-based enterprise resource planning system to manage our financial information and replace our outdated financial accounting systems and software.

As a result of these actions, management has concluded that the Material Weaknesses identified in previous fiscal years have been remediated but that there continued to be significant deficiencies in our internal control over financial reporting as of December 31, 2022. In particular, our finance and financial accounting department is thinly staffed, and there are some areas in which we lack formal policies and procedures. Management does not believe, however, that these significant deficiencies materially affect the accuracy of our financial statements.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

Attestation Report

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, we are not subject to the attestation requirement.

Changes in Internal Control Over Financial Reporting

Except as described above, based on the evaluation of our management as required by paragraph (d) of Rule 13a‑15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals constitute our board of directors and executive officers:

Name	Age	Position
Yutaka Niihara, M.D., M.P.H.	63	Chairman and Chief Executive Officer
Willis C. Lee, M.S.	62	Director, Chief Operating Officer
Yasushi Nagasaki, C.P.A.	55	Chief Financial Officer
George Sekulich	57	Senior Vice President of Global Commercialization and Chief Information Officer
Charles Stark, Pharm.D.	67	Senior Vice President of Medical Affairs, Clinical, Regulatory
Wei Peu Zen	70	Director
Seah H. Lim, M.D., Ph.D.	64	Director
Ian Zwicker	75	Director

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

George Sekulich served as Senior Vice President of Global Commercialization and Chief Information Officer of EMI Holding Since May 2019, responsible for overseeing the commercial launch of Endari® in the United States. More recently, he has been engaged in laying the groundwork for the launch of Endari® and Xyndari® in overseas markets, with a special emphasis on the MENA region. Prior to becoming Senior Vice President of Global Commercialization, Mr. Sekulich served since September, 2014 as Chief Information Officer of EMI Holdings. Mr. Sekulich has over 25 years of experience and training in computer information services and is active in the design and support of our computer information systems. Prior to joining EMI Holding, Mr. Sekulich was the owner and operator of Magellan Net, a software provider services company. Mr. Sekulich received a B.S. in Computer Information Systems Management from California State University Dominguez Hills.

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

Seah H. Lim, M.D., Ph.D, was appointed as a director on October 4, 2022 and has more than 25 years of experience working in academia and with pharmaceutical companies in the clinical developments of products in hematology, oncology, and transplantation. He is board-certified in Internal Medicine, Hematology, and Medical Oncology and is an internationally recognized physician-investigator with extensive leadership experience and a track record of success in clinical and research and development. Most recently, since June 2021 he has served as Chief Executive Officer of Medicovestor Bio PLC, Kuala Lumpur, Malaysia, a privately held development-stage biotechnology company. From January 2017 to December 2021, he served as a consultant to Salix Pharmaceuticals/Bausch Healthcare where he was instrumental in obtaining FDA designation of rifaximin as an orphan drug for the treatment of sickle cell disease. He also has served as a consultant to numerous “big pharma” companies, including Genzyme, USA, Burroughs Wellcome, and Amgen Corporation. Since October 2021, he has served as Associate Director, Allogenic Stem Cell Transplant and Director of the Adult Sickle Cell Program at Upstate State University of New York Medical Center, Syracuse, New York. Dr. Lim has authored or co-authored numerous peer-reviewed publications and has served as Section Editor, Journal of Translational Medicine since 2016. He received his MB ChB and MD degrees from Aberdeen University School of Medicine, Aberdeen, Scotland, and Ph.D. from University of Wales College of Medicine, Cardiff, Wales. We believe Dr. Lim is well-qualified to serve as a director based on his expertise and experience in the treatment of sickle cell disease and extensive background as a researcher and executive officer and consultant in the pharmaceutical industry both in the U.S. and abroad.

Ian Zwicker was appointed as a director on October 4, 2022. He previously served as a director, Chair of the Compensation Committee and member of the Governance and Nominations Committee of our Board of Directors from the completion of our merger transaction with EMI Holding, Inc. on July 17, 2019, until his retirement as a director in conjunction with our Annual Meeting of Stockholders held on November 23, 2021. He had served as a director of EMI Holding, Inc. since December 7, 2015. Mr. Zwicker is the founder of Zwicker Advisory Group, an independent financial advisory consulting firm, and has been its Chief Executive Officer since 2014. From 1981 to 1990, Mr. Zwicker served as Managing Director and held a variety of management positions at the investment banking firms of SG Cowen and Hambrecht & Quist. From 1990 to 1999, Mr. Zwicker served as Managing Director and head of worldwide technology investment banking for Donaldson, Lufkin & Jenrette Securities Corporation, and from 2000 to 2001 as the President of WR Hambrecht + Co (WRH). He was a Director of Stirling Energy Systems, Inc. from 2006 to 2012. Mr. Zwicker was a Partner at WRH and was also Head of Capital Markets from 2013 to 2014. We believe Mr. Zwicker is qualified to serve as a director due to his prior service on the Board of Directors and standing Board committees and his extensive investment banking and financial expertise and experience.

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

Board of Directors and Committees and Director Independence

Our board of directors currently consists of five members. Our board of directors has determined that each of Wei Peu Zen, Seah Lim and Ian Zwicker is an “independent” director as defined by The NASDAQ Marketplace Rules currently in effect and all applicable rules and regulations of the SEC. Mr. Zwicker, the sole member of the Audit Committee satisfies the “independence” standards of The NASDAQ Marketplace Rules applicable to members of such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and its review of the directors’ responses to a standard questionnaire regarding employment and compensation history, affiliations, family and other relationships and transactions between each director or any member of his or her immediate family and the Company or its subsidiaries or affiliates.

Audit Committee

Ian Zwicker is the sole Audit Committee member and an independent director as defined by The NASDAQ Marketplace Rules. Mr. Zwicker qualifies as an “audit committee financial expert” as defined under Item 407(d) of Regulation S‑K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s primary responsibilities and duties are to:

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

Governance and Nominations Committee and Compensation Committee

Our board of directors previously established both a Governance and Nominations Committee and a Compensation Committee, but the activities of the Committees have been suspending pending the possible eventual up listing of our common stock to a national securities exchange. In the meantime, our board of directors as a whole is responsible for the functions of the former Committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a‑2, our directors and executive officers and beneficial owners of 10% or more of our common stock are currently required to file statements of beneficial ownership with respect to their ownership of our equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3 and 4 and any Forms 5 furnished to us, we believe that during the fiscal year ended December 31, 2022 our directors and officers filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act.

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

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale and other disposition of the Company’s securities, a copy of which is included as Exhibit 19 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation earned by our Chief Executive Officer, and our two other most highly compensated executive officers, whom we refer to as our “named executive officers,” for the fiscal years ended December 31, 2022 and 2021:

Name and Position	Year ended December 31	Salary	Bonus		Stock Awards	Option Awards		All Other Compensation	Total
Yutaka Niihara, M.D., MPH	2022	$385,000	$—		$—	$—		$—	$385,000
Chairman and Chief Executive Officer	2021	385,000	—		—	99,204	(1)	—	484,204
Willis C. Lee, M.S.	2022	240,000	—		—	—		—	240,000
Chief Operating Officer	2021	240,000	100,000		—	—		—	340,000
Yasushi Nagasaki	2022	250,000	—		—	—		—	250,000
Chief Financial Officer	2021	240,000	100,000	(2)	—	—		—	340,000

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
(2)
Mr. Nagasaki’s bonus for 2021 was awarded in 2022 and is expected to be paid in 2023.

The compensation of Dr. Niihara and Mr. Lee does not reflect annual performance bonuses contemplated by their respective employment agreements. No specific performance criteria were established for payment of such bonuses for 2022 or 2021, although Mr. Lee was awarded a discretionary bonus in 2021 as shown in the summary compensation table.

Outstanding Equity Awards at 2022 Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2022:

Name	Number of Securities Underlying Unexercised Awards Exercisable	Number of Securities Underlying Unexercised Awards Unexercisable	Exercise Price	Expiration Date
Yutaka Niihara, M.D., MPH	315,043	—	$4.76	5/10/2026
	500,000	—	$2.50	8/9/2027
Willis C. Lee, M.S.	315,043	—	$4.76	5/10/2026
Yasushi Nagasaki	315,043	—	$4.76	5/10/2026

Employment Agreements

On April 5, 2011, we entered into employment agreements with Dr. Niihara and Mr. Lee. Each of the Employment Agreements had an initial two-year term, which renews automatically for consecutive one-year periods unless we or the officer provides notice of non-renewal at least 60 days prior to the expiration of the then current term.

Base Salary, Bonus and Other Compensation. Dr. Niihara’s and Mr. Lee’s current base salaries are $385,000 and $240,000 per year, respectively, which will be reviewed at least annually. In addition to the base salary, each officer may be entitled to receive an annual performance bonus based on the officer’s performance. The Employment Agreements provide that the respective officer’s performance will be measured against a set of targets and goals as mutually established by us and the officer. Historically, our board of directors and the Compensation Committee of the board have evaluated each officer’s performance on an overall basis related to our progress on major milestones, without reliance on specific position by position pre-established targets and goals. The officers are also eligible to receive paid vacation and to participate in health and other benefit plans and to be reimbursed for reasonable and necessary business expenses on the same basis as our other employees.

Equity Compensation. The Employment Agreements provide that on December 31 of each calendar year, or as soon as reasonably practicable after such date (each a “Grant Date”), we will grant non-qualified 10-year stock options with a Black-Scholes-Merton value of $100,000 to Dr. Niihara, and $50,000 to Mr. Lee in each case with an exercise price per share equal to the “Fair Market Value” (as such term is defined in our 2011 Stock Incentive Plan) on the applicable Grant Date. The options are to vest as to one-third of the option shares on each of the first three anniversaries of the Grant Date. Any unvested options are to vest immediately upon a change in control (as defined below), termination of the officer’s employment other than a voluntary termination by the officer or our termination of the officer for cause. In the event the officer is terminated for any reason other than cause, death or disability or retirement, each option, to the extent that it is exercisable at the time of such termination, shall remain exercisable for the 90-day period following such termination, but in no event following the expiration of its term. In the event the officer’s employment terminates on account of death, disability or, with respect to any non-qualified stock option, retirement, each option granted that is outstanding and vested as of the date of such termination shall remain exercisable by such officer (or the officer’s legal representatives, heirs or legatees) for the one-year period following such termination, but in no event following the expiration of its term. No such stock option grants were made for either of the years ended December 31, 2022 or 2021.

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

Change of Control. The Employment Agreements will not be terminated upon a “change of control,” which means any merger or reorganization where the holders of the company’s capital stock prior the transaction own fewer than 50% of the shares of capital stock after the transaction, an acquisition of 50% of the voting power of the company’s outstanding securities by another entity, or a transfer of at least 50% of the fair market value of the company’s assets. Upon Dr. Niihara’s termination without cause or for good reason that occurs within two years after a change of control, he will be entitled to receive the Voluntary Termination Benefits and, subject to his signing a Release of all claims relating to his employment, a severance package equal to two years’ base salary to be paid out over a 12-month period, an amount equal to double his targeted annual performance bonus, if any, payment of COBRA benefits for 18 months following the termination, and a one-time cash payment of $3.0 million. Upon Mr. Lee’s termination without cause or for good reason that occurs within two years after a change of control, he will be entitle to receive the Voluntary Termination Benefits and, subject to his signing a Release of all claims relating to his employment, a severance package equal to one year’s base salary to be paid out over a 12-month period, an amount equal to the full-year targeted annual performance bonus, payment of COBRA benefits for 12 months following the termination, and a one-time cash payment of $200,000. In addition, each officer’s unvested equity awards shall vest upon such termination and the officer will have 36 months in which to sell or exercise such awards (subject to expiration of the term of such options). The officer will also be free from all lock-up or other contractual restrictions upon the free sale of shares that are subject to waiver by the Company upon such termination.

Director Compensation

The following is a summary of the compensation of our non-employee directors for 2022:

•
$100,000 cash compensation, payable in quarterly instalments.
•
possible awards of stock options as determined by the Compensation Committee or the Board.

The following table sets forth information regarding the compensation earned by our non-employee directors for the fiscal year ended December 31, 2022. Our employee directors, Dr. Niihara, and Mr. Lee, are not compensated for their services as directors.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Wei Peu Zen	$100,000	$—	$100,000
Seah H. Lim, M.D., Ph.D (1)	25,000	—	25,000
Ian Zwicker (1)	50,000	—	50,000
Robert Dickey IV (2)	59,444	—	59,444
Jane Pine Wood (2)	50,000	—	50,000
Alfred Lui, M.D. (2)	50,000	—	50,000
Masaharu Osato, M.D. (2)	75,000	—	75,000
Lori Teranishi (2)	50,000	—	50,000
Total	$459,444	$—	$459,444
(1) Mr. Zwicker and Dr. Lim were elected as directors during fiscal year 2022.
(2) These individuals resigned as directors during fiscal year 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 15, 2023 with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock owned by:

•
Each person known to be the beneficial owner of 5% or more of our outstanding common stock;
•
Each named executive officer;
•
Each director; and
•
All our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants and convertible notes held by that person that are currently exercisable or become exercisable within 60 days of March 15, 2023 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership of Shares of Common Stock		Percent of Class (1)
Directors and Executive Officers
Yutaka Niihara, M.D., M.P.H.	Chairman and Chief Executive Officer	20,517,894	(2)	34.6%
Willis C. Lee	Director, Chief Operating Officer	1,345,861	(3)	2.6%
Yasushi Nagasaki	Chief Financial Officer	532,145	(4)	1.0%
George Sekulich	SVP of Global Commercialization	200,147	(5)	*
Charles Stark	SVP of Clinical Development and Medical Affairs, Clinical, Regulatory	328,210	(6)	*
Seah H. Lim	Director	340,000	(7)	*
Wei Peu Zen	Director	2,378,048	(8)	4.7%
Ian H. Zwicker	Director	100,000	(9)	*
Officers and Directors as a Group (8 persons)		25,742,305	(10)	41.8%

5% or More Owners
Telcon RF Pharmaceutical, Inc.		4,147,491	(11)	8.1%
__________
* Represents beneficial ownership of less than one percent (1%).
(1) Based on 50,934,852 shares of common stock issued and outstanding as of March 15, 2023.

(2) Includes 12,047,057 shares of common that are held jointly by Dr. Niihara and Soomi Niihara, his wife. Also includes 63,000 shares held by Soomi Niihara and 92,794 shares owned by Hope International Hospice, Inc., or Hope Hospice. Dr. Niihara is the chief executive officer and a co-director of Hope Hospice and shares voting and investment power over such shares. Also includes 315,043 shares underlying stock options and 8,000,000 shares underlying warrants." Dr. Niihara's address is c/o the Company, 21250 Hawthorne Boulevard, Suite 800, Torrance, CA 90503.

(3) Includes 815,043 shares underlying stock options.
(4) Includes 465,043 shares underlying stock options.
(5) Includes 199,762shares underlying stock options.
(6) Includes 310,028 shares underlying stock options.
(7) Includes 100,000 shares underlying stock options and 240,000 shares issuable upon maturity or prepayment of a promissory note held by Dr. Lim.

(8) Includes 1,270,214 shares owned by Profit Preview International Group Limited, a Hong Kong limited company wholly owned by Mr. Zen. Excludes 521,827 shares owned by Smart Start investments Limited, a Hong Kong corporation and wholly owned subsidiary of Build King Holdings Limited, a Hong Kong stock exchange listed company, of which the Mr. Zen is a director and 9.96% shareholder, and 350,048 shares owned by Wealth Threshold Limited, a British Virgin Islands limited company and wholly owned subsidiary of Wai Kee Holdings Limited, a Hong Kong stock exchange listed company of which Mr. Zen is a director and 31.45% shareholder, as to which shares Mr. Zen disclaims beneficial ownership.

(9) Consists of shares underlying stock options.
(10) Includes 2,40,919 shares underlying stock options, 8,000,000 shares underlying warrants and 240,000 shares issuable upon maturity or prepayment of the promissory note referred to in note 7.

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

Loans by Related Persons

In January 2020, we entered into revolving line of credit agreement with Dr. Yutaka Niihara. Under the agreement, at our request from time to time, Dr. Niihara may, but is not obligated to, loan or re-loan to us up to $1,000,000, including $600,000 loaned to us in December 2019. Outstanding amounts under the agreement are due and payable upon demand and bear interest, payable monthly, at a variable annual rate equal to the Prime Rate in effect from time to time plus 3%. In addition to the payment of interest, we agreed to pay Dr. Niihara an amount, which we refer to as a “tax gross-up,” intended to make him whole for federal and state income taxes payable by him with respect to interest paid to him the previous year. The revolving line of credit agreement expired on November 22, 2022 and the Company paid the outstanding principal balance of $400,000 and unpaid interest in December 2022. Refer to Note 12 of the Notes to Financial Statement for more related party information.

The following table sets forth information relating to loans from related parties evidenced by promissory notes payable and convertible promissory notes payable to related persons outstanding at any time during the fiscal year ended December 31, 2022 (amounts in thousands).

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding December 31, 2022	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Willis Lee(2)	12%	10/29/2020	Due on Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Soomi Niihara(1)	12%	1/18/2022	Due on Demand	—	300	300	32
	Yasushi Nagasaki(2)	10%	2/9/2022	Due on Demand	—	50	50	4
	Hope International Hospice, Inc.(1)	10%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	George Sekulich(2)	10%	2/16/2022	Due on Demand	—	26	26	2
	Soomi Niihara(1)	10%	3/7/2022	Due on Demand	—	200	200	15
(1)
Soomi Niihara is the wife of Dr. Niihara, our Chairman and Chief Executive Officer. Dr. Niihara is also director and the Chief Executive Officer of Hope International Hospice, Inc.
(2)
Officer or director.

The proceeds of the above loans were used working capital and general corporate purposes.

Policy for Approval of Related Party Transactions

The Audit Committee of our Board of Directors is responsible for reviewing and approving all related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents all fees, including reimbursements for expenses, billed for professional services rendered by Baker Tilly US, LLP, our independent registered public accounting firm, for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Audit Fees	$249	$218
Audit–Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$249	$218

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

In fiscal 2022 and 2021, all audit services and the corresponding fees were approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements: See “Index to Consolidated Financial Statements” on page F‑1 of this Annual Report.
2.
Financial Statement Schedule: See Notes to Consolidated Financial Statements starting on page F‑8 of this Annual Report.
3.
Exhibits: The exhibits listed in the following “Exhibit Index” are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
3.1	Restated Certificate of Incorporation.	10-K	001-35527	3.1	January 25, 2021
3.2	Amended and Restated By-Laws.	8-K	001-35527	3.4	July 22, 2019
4.1	Specimen Common Stock Certificate.	10-K	001-35527	4.1	March 31, 2022
4.2+	Emmaus Life Sciences, Inc. 2021 Incentive Plan	DEF14A	001-35527	Annex B	October 12, 2021
4.3+	Form of Incentive Stock Option Agreement under 2021 Stock Incentive Plan	S-8	001-35527	4.2	December 30, 2021
4.4+	Form of Non-Qualified Stock Option Agreement under 2021 Stock Incentive Plan (Non-Employee Director Grantee)	S-8	001-35527	4.3	December 30, 2021
4.5+	Form of Non-Qualified Stock Option Agreement under 2021 Stock Incentive Plan (Non-Director Grantee)	S-8	001-35527	4.4	December 30, 2021
4.6	Common Stock Purchase Warrant dated December 29, 2017.	10-K	000-142031	4.32	April 16, 2018
4.7	Convertible Promissory Note dated January 15, 2018.	10-Q	000-142031	4.1	May 15, 2018
4.8+	Emmaus Life Sciences, Inc. Amended and Restated 2011 Equity Incentive Plan.	DEF14A	000-53072	Annex A	September 19, 2014
4.9+	Form of Incentive Stock Option Agreement (Time-Based and Performance-Based Vesting) under 2011 Stock Incentive Plan.	8-K	000-142031	10.3a	May 4, 2011
4.10+	Form of Incentive Stock Option Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3b	May 4, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
4.11+	Form of Non-Qualified Stock Option Agreement (Time-Based and Performance-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3c	May 4, 2011
4.12+	Form of Non-Qualified Stock Option Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3d	May 4, 2011
4.13+	Form of the Restricted Stock Agreement (Time-Based and Performance-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3e	May 4, 2011
4.14+	Form of Restricted Stock Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3f	May 4, 2011
4.15	Form of Warrant to Purchase Shares of Common Stock dated as of September 24, 2018 by and between MYnd Analytics, Inc. and the holder party thereto.	10-K	001-35527	10.14	December 11, 2018
4.16	Form of Second Amended and Restated Common Stock Purchase Warrant.	8-K	001-35527	4.2	February 27, 2020
4.17	Contingent Common Stock Purchase Warrant	10-K	001-35527	4.24	May 4, 2021
4.18	Form of July 31, 2020 Common Stock Purchase Warrants	10-K	001-35527	4.25	May 4, 2021
4.19	Form of September 22, 2020 Common Stock Purchase Warrants	8-K	001-35527	10.1	September 24, 2020
4.20	Form of October 8, 2020 Common Stock Purchase Warrants	10-K	001-35527	4.27	May 4, 2021
10.1	Loan Agreement dated as October 3, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and EJ Holdings, Inc.	10-Q	001-35527	10.7	November 13, 2019
10.2+	Executive Employment Agreement dated as of April 5, 2011 between Emmaus Medical, Inc. and Yutaka Niihara, M.D., M.P.H.	8-K	000-142031	10.12	May 4, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.3+	Executive Employment Agreement dated as of April 5, 2011 between Emmaus Medical, Inc. and Willis Lee.	8-K	000-142031	10.13	May 4, 2011
10.4+	Form of Indemnification Agreement between Emmaus Life Sciences, Inc. and its former and current directors and officers.	8-K	000-142031	10.20	May 4, 2011
10.5	Letter of Intent by and between Ajinomoto Aminoscience LLC and Emmaus Medical, Inc.	8-K/A	000-142031	10.24	July 5, 2011
10.6	Office Lease dated October 20, 2014 by and between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and Bixby Torrance LLC.	10-K	001-35527	10.23(F)	March 31, 2015
10.7	First Amendment to Office Lease Agreement dated February 1, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	000-142031	10.24a	March 21, 2019
10.8	Second Amendment to Office Lease Agreement dated December, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	000-142031	10.24b	March 21, 2019
10.9	Third Amendment to Office Lease Agreement dated September 10, 2019 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	001-35527	10.23	January 25, 2021
10.10	Revised Management Control Acquisition Agreement dated September 29, 2017 by and among the registrant, Telcon Holdings, Inc. and Telcon, Inc. (now known as Telcon RF Pharmaceutical Inc.)	10-Q	000-142031	10.3	November 14, 2017
10.11	Distributor agreement entered into as of June 15, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.25	January 25, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.12	Amendment for Distributor Agreement entered into as of January 11, 2018 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.26	January 25, 2021
10.13	Raw Material Supply Agreement dated July 12, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.27	January 25, 2021
10.14	API Supply Agreement made as of June 16, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.28	January 25, 2021
10.15	Additional Agreement made as of July 2, 2018 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.) and add asterixis in Filed/Furnished column.	10-K	001-35527	10.29	January 25, 2021
10.16	Right to Sell (Call Option) Agreement between Emmaus Life Sciences, Inc. and Telcon RF Pharmaceutical, Inc.	10-K	001-35527	10.35	January 25, 2021
10.17	Loan Agreement Dated October 28, 2020 Between Emmaus Life Sciences, Inc. and EJ Holdings, Inc.	8-K	001-35527	10.1	November 13, 2020
10.18	Amendment No. 1 to Loan Agreement dated January 5, 2022 between Emmaus Life Sciences, Inc. and EJ Holdings, Inc.	10-K	001-35527	10.21	March 31, 2022
10.19	License Agreement between Kainos Medicine, Inc. and Emmaus Life Sciences, Inc.	10-K	001-35527	10.22	March 31, 2022
10.20	Promissory Note dated April 24, 2021 issued by registrant to Eastwind, Ltd.	10-Q	001-35527	10.1	September 1, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.21	Promissory Note dated February 17, 2021 issued by registrant to Shigeru Matsuda.	10-Q	001-35527	10.2	September 1, 2021
10.22	Promissory Note dated May 26, 2021 issued by registrant to Shigeru Matsuda.	10-Q	001-35527	10.2	September 1, 2021
10.23	Promissory Note dated December 7, 2021 issued by registrant to Soomi Niihara.	10-K	001-35527	10.26	March 31, 2022
10.24+	Credit Access and Loan Agreement dated as of January 10, 2020 by and between Emmaus Life Sciences, Inc. and Yutaka Niihara, M.D., M.P.H.	10-K	001-35527	10.37	January 25, 2021
10.25	Amendment No. 2 to Convertible Promissory Note of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) dated as of January 15, 2020	10-K	001-35527	10.37	May 4, 2021
10.26	Amendment No. 3 to Convertible Promissory Note as of June 15, 2020 of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.)	10-K	001-35527	10.38	May 4, 2021
10.27	Securities Purchase Agreement dated as of February 8, 2021 among Emmaus Life Sciences, Inc. and the “Purchasers” thereunder, including form of Convertible Promissory Note attached thereto as Exhibit A	8-K	001-35527	10.1	February 16, 2021
10.28	Transfer Restriction and Voting Agreement dated as of February 8, 2021 between Emmaus Life Sciences, Inc. and the “Purchasers” thereunder.	8-K	001-35527	10.2	February 16, 2021
10.29	Purchase and Sale Agreement dated December 22, 2020 between Emmaus Medical, Inc. and Prestige Capital Finance, LLC.	8-K	001-35527	10.1	February 22, 2021
10.30	Guaranty dated December 9, 2020 by Emmaus Life Sciences, Inc. in favor or Prestige Capital, Inc.	8-K	001-35527	10.2	February 22, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.31	Guaranty dated February 1, 2021 by Emmaus Life Sciences, Inc. in favor of the holders of Amended and Restated 10% Senior Secured Convertible Debentures of EMI Holding, Inc.	8-K	001-35527	10.3	February 22, 2021
10.32	Promissory Note dated January 18, 2022 issued to Soomi Niihara	10-Q	001-35527	10.1	May 13, 2022
10.33	Form of Promissory Note issued to the persons indicated on Schedule A thereto	10-Q	001-35527	10.2	May 13, 2022
10.34	Promissory Note dated March 31, 2022 issued to Wei Peu Zen	10-Q	001-35527	10.3	May 13, 2022
10.35	Promissory Note dated July 27, 2022 issued to Yutaka and Soomi Niihara	10-Q	001-35527	10.1	November 14, 2022
10.36	Promissory Noted dated August 15, 2022 issued to Hope International Hospice, Inc.	10-Q	001-35527	10.2	November 14, 2022
10.37	Promissory Note dated August 16, 2022 issued to Yutaka and Soomi Niihara	10-Q	001-35527	10.3	November 14, 2022
10.38	Promissory Note dated August 16, 2022 issued to Yutaka and Soomi Niihara	10-Q	001-35527	10.4	November 14, 2022
10.39	Promissory Note dated August 17, 2022 issued to Yutaka and Soomi Niihara	10-Q	001-35527	10.5	November 14, 2022
10.40	Promissory Noted dated August 17, 2022 issued to Hope International Hospice, Inc.	10-Q	001-35527	10.6	November 14, 2022
10.41	Promissory Noted dated September 16, 2022 issued to Seah Lim.	10-Q	001-35527	10.7	November 14, 2022
10.42	Promissory Note dated October 20, 2022 issued to Hope International Hospice, Inc.					*
10.43	Agreement for the Purchase and Sale of Future Receipts with Lendspark					*
19.1	Policy on Insider Trading and Policy Regarding Special Trading Procedures					*
21.1	List of Subsidiaries.	10-K	001-35527	21.1	January 25, 2021

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
23.1	Consent of Independent Registered Public Accounting Firm Baker Tilly US, LLP.					*
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Chief Executive Office and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________________________

+ Management contract or compensatory plan, contract or arrangement

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, California.

Emmaus Life Sciences, Inc.

By:	/s/ Yutaka Niihara
Yutaka Niihara, M.D., M.P.H.
Title:	Chairman and Chief Executive Officer
Date	March 31, 2023

By:	/s/ Yasushi Nagasaki
Yasushi Nagasaki
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date	March 31, 2023

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

By:	/s/ Willis Lee
Willis Lee
Title:	Director and Chief Operating Officer
Date	March 31, 2023

By:	/s/ Wei Peu Zen
Wei Peu Zen
Title:	Director
Date	March 31, 2023

By:	/s/ Ian Zwicker
Ian Zwicker
Title:	Director
Date	March 31, 2023

By:	/s/ Seah Lim
Shea Lim
Title:	Director
Date	March 31, 2023

INDEX TO FINANCIAL STATEMENTS

EMMAUS LIFE SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Emmaus Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emmaus Life Sciences, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows, for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses and its current liabilities exceed its current assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the Company’s Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

REVENUE RECOGNITION - VARIABLE CONSIDERATION

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company records revenue at the transaction price, net of estimates for variable consideration consisting primarily of chargebacks, discounts, and returns, which are established at the time of sales. The Company recorded sales deductions of $8.3 million during the year ended of December 31, 2022. Actual amounts of consideration ultimately received may differ from estimates. If actual results vary materially from estimates, the Company will adjust these estimates, which will affect net sales of the products and results from operations in the period such estimates are adjusted.

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
▪
Tested the mathematical accuracy of management’s calculations of net revenue and the associated timing of net revenue recognized in the consolidated financial statements.

INVESTMENT IN CONVERTIBLE BOND AND CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE – DETERMINATION OF FAIR VALUE

Critical Audit Matter Description

As described in Note 5 to the consolidated financial statements, the Company purchased a convertible bond and elected the fair value accounting option. The fair value of the convertible bond was $20 million as of December 31, 2022. The fair value was determined using a Lattice pricing model and the change in fair value was recorded as part of other comprehensive loss.

As described in Note 7 to the consolidated financial statements, the Company issued convertible notes payable resulting in liability treatment of the conversion feature. The fair value of the conversion feature was $3.2 million as of December 31, 2022. The fair value was determined using a Lattice pricing model and the change in fair value was recorded as part of net loss.

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
▪
Utilizing auditor’s valuation specialist to assist in the evaluation of the methodology used by the Company and assumptions included in determining the fair value of the convertible bond and the conversion feature of the convertible notes payable
▪
Evaluating the related disclosures in the consolidated financial statements.

/s/ BAKER TILLY US, LLP

We have served as the Company's auditor since 2020.

San Diego, California

March 31, 2023

Emmaus Life Sciences, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of
	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,021	$2,279
Accounts receivable, net	375	1,040
Inventories, net	2,379	4,392
Prepaid expenses and other current assets	1,514	1,380
Total current assets	6,289	9,091
Property and equipment, net	75	147
Equity method investment	18,828	17,616
Right of use assets	2,799	3,485
Investment in convertible bond	19,971	26,100
Other assets	263	295
Total assets	$48,225	$56,734
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,549	$9,189
Operating lease liabilities, current portion	703	740
Conversion feature derivative, notes payable	3,248	7,507
Other current liabilities	12,917	4,404
Revolving line of credit from related party	—	400
Warrant derivative liabilities	70	1,503
Notes payable, current portion, net of discount	6,814	2,399
Notes payable to related parties	2,367	800
Convertible notes payable, net of discount	14,655	10,158
Total current liabilities	54,323	37,100
Operating lease liabilities, less current portion	2,553	3,261
Other long-term liabilities	21,714	33,173
Notes payable, less current portion	380	1,500
Notes payable to related parties, net	3,346	—
Convertible notes payable	—	3,150
Total liabilities	82,316	78,184
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 49,583,501 and 49,311,864 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	50	49
Additional paid-in capital	220,815	220,022
Accumulated other comprehensive loss	(2,619)	(255)
Accumulated deficit	(252,337)	(241,266)
Total stockholders’ deficit	(34,091)	(21,450)
Total liabilities & stockholders’ deficit	$48,225	$56,734

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
REVENUES, NET	$18,390	$20,610
COST OF GOODS SOLD	2,588	3,312
GROSS PROFIT	15,802	17,298
OPERATING EXPENSES
Research and development	1,725	4,110
Selling	7,493	5,878
General and administrative	13,170	13,438
Total operating expenses	22,388	23,426
LOSS FROM OPERATIONS	(6,586)	(6,128)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(501)	(365)
Change in fair value of warrant derivative liabilities	1,304	(432)
Change in fair value of conversion feature derivative, notes payable	4,259	(1,906)
Loss on investment in convertible bond	(133)	—
Net loss on equity method investment	(1,913)	(2,733)
Foreign exchange loss	(2,662)	(2,017)
Interest and other income	680	761
Interest expense	(5,013)	(3,101)
Total other expense	(3,979)	(9,793)
LOSS BEFORE INCOME TAXES	(10,565)	(15,921)
Income tax provision	60	25
NET LOSS	(10,625)	(15,946)

COMPONENTS OF OTHER COMPREHENSIVE LOSS
Unrealized loss on debt securities available for sale (net of tax)	(3,084)	(1,766)
Reclassification adjustment for loss included in net income	7	—
Foreign currency translation adjustments	713	367
Other comprehensive loss	(2,364)	(1,399)
COMPREHENSIVE LOSS	$(12,989)	$(17,345)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.21)	$(0.32)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	49,439,867	49,253,156

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of changes IN stockholders’ deficit

(In thousands, except share and per share amounts)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	loss	deficit	deficit
Balance, January 1, 2021	48,987,189	$49	$218,728	$1,144	$(225,079)	$(5,158)
Fair value of warrants including down-round protection adjustments	—	—	241	—	(241)	—
Common stock issued for services	324,675	—	500	—	—	500
Share-based compensation	—	—	553	—	—	553
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	(1,766)	—	(1,766)
Foreign currency translation effect	—	—	—	367	—	367
Net loss	—	—	—	—	(15,946)	(15,946)
Balance, December 31, 2021	49,311,864	$49	$220,022	$(255)	$(241,266)	$(21,450)
Reclassification of warrants from liability to equity	—	—	213	—	—	213
Fair value of warrants including down-round protection adjustments	—	—	446	—	(446)	—
Common stock issued for services	271,637	1	118	—	—	119
Share-based compensation	—	—	16	—	—	16
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	(3,084)	—	(3,084)
Reclassification adjustment for loss included in net income	—	—	—	7	—	7
Foreign currency translation effect	—	—	—	713	—	713
Net loss					(10,625)	(10,625)
Balance, December 31, 2022	49,583,501	$50	$220,815	$(2,619)	$(252,337)	$(34,091)

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,625)	$(15,946)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	53	59
Inventory reserve	1,565	2,221
Amortization of discount of notes payable and convertible notes payable	1,815	1,810
Foreign exchange adjustments	2,773	2,004
Net loss on investment in convertible bond	133	—
Loss on equity method investment	1,913	2,733
Loss on debt extinguishment	501	365
Loss (Gain) on disposal of property and equipment	2	(1)
Loss on leased assets	22	—
Share-based compensation	16	553
Shares issued for services	119	500
Change in fair value of warrant derivative liabilities	(1,304)	432
Change in fair value of conversion feature derivative, notes payable	(4,259)	1,906
Changes in fair value of embedded derivative, note payable from related party	(6)	—
Net changes in operating assets and liabilities
Accounts receivable	607	(845)
Inventories	434	462
Prepaid expenses and other current assets	(32)	93
Other non-current assets	591	566
Income tax receivable and payable	25	(30)
Accounts payable and accrued expenses	3,678	2,060
Other current liabilities	(2,777)	707
Other long-term liabilities	(317)	(903)
Net cash flows used in operating activities	(5,073)	(1,254)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of convertible bond	2,919	—
Purchases of property and equipment	(26)	(73)
Loan to equity method investee	(5,280)	(6,304)
Net cash flows used in investing activities	(2,387)	(6,377)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued, net of issuance cost	6,468	—
Proceeds from notes payable issued, net of issuance cost, related party	3,900	1,700
Proceeds from convertible notes payable issued, net of issuance cost and discount	—	14,490
Payments of notes payable	(1,809)	(179)
Payments of notes payable, related party	(976)	(1,400)
Payments of convertible notes	(350)	(7,200)
Net cash flows provided by financing activities	7,233	7,411
Effect of exchange rate changes on cash	(31)	12
Net decrease in cash, cash equivalents and restricted cash	(258)	(208)
Cash, cash equivalents and restricted cash, beginning of period	2,279	2,487
Cash, cash equivalents and restricted cash, end of period	$2,021	$2,279

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$1,335	$945
Income taxes paid	$4	$21
NON-CASH INVESING AND FINANCING ACTIVITIES
Debt discount due to embedded derivative	$68	$5,555
Debt discount due to deferred financing cost	$328	$—
Debt discount due to warrants	$84	$—
Note payable extinguished through issuance of related party note payable.	$1,669	$—

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Notes to consolidated financial statements

NOTE 1—DESCRIPTION OF BUSINESS

Organization—On July 17, 2019 Emmaus Life Sciences, Inc. (formerly, “MYnd Analytics, Inc.” and herein the “Company” or “Emmaus”) completed its merger transaction (the “Merger”) with EMI Holding, Inc., formerly known as Emmaus Life Sciences, Inc. (“EMI Holding”). In the Merger, a wholly owned subsidiary of the Company merged into EMI Holding, with EMI Holding surviving the Merger as a wholly owned subsidiary. Immediately after completion of the Merger, the Company changed its name to “Emmaus Life Sciences, Inc.”

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

Going concern— The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $10.6 million for the year ended December 31, 2022 and had a working capital deficit of $48.0 million as of December 31, 2022. Management expects that the Company's current liabilities, operating losses and expected capital needs, including the expected costs relating to the commercialization of Endari® in the Middle East North Africa region and elsewhere and continued funding of EJ Holdings, will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. In order to meet the Company’s current liabilities and future obligations, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, third-party loans, equity and debt financings or licensing or other strategic agreements. The Company has no understanding or arrangement for any additional financing, and there can be no assurance that the Company will be able to obtain additional related-party or third-party loans or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements.

Due to the uncertainty of the Company’s ability to meet its current liability and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of this filing. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of consolidation—The consolidated financial statements include the accounts of the Company and EMI Holding subsidiary and EMI Holding’s wholly‑owned subsidiary, Emmaus Medical Inc., and Emmaus Medical, Inc’s wholly‑owned subsidiaries. All significant intercompany transactions have been eliminated.

Estimates—Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include those relating to revenue recognition on product sales, the estimated useful lives of equipment, impairment of assets, the variables used to calculate the valuation of conversion features, stock options and warrants, and estimated accruals on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. To the extent there are material differences between these estimates and actual results, the Company’s financial statements will be affected.

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

Government Rebates: The Company is subject to discount obligations under state Medicaid programs and the Medicare Part D prescription drug coverage gap program. Management estimates Medicaid and Medicare Part D prescription drug coverage gap rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenues are recognized, resulting in a reduction of product revenues and the establishment of a current liability that is included as an accounts payable and accrued expenses in the consolidated balance sheets. The liability for these rebates consists primarily of estimates of claims expected to be received in future periods related to recognized revenues.

Chargebacks and Discounts: Chargebacks for fees and discounts represent the estimated obligations resulting from contractual commitments to sell products to certain specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities at prices lower than the list prices charged to distributors. The distributors charge the Company for the difference between what they pay for the products and the Company’s contracted selling price to these specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities. In addition, the Company has contractual agreements with pharmacy benefit managers who charge us for rebates and administrative fee in connection with the utilization of product. These reserves are established in the same period that the related revenues are recognized, resulting in a reduction of revenues. Chargeback amounts are generally determined at the time of resale of products by the distributors.

Leases — In accordance with ASC 842 Leases, the Company determines whether an arrangement is a lease at inception. For leases where the Company is the lessee, right-of-use assets and operating lease liabilities are recognized based on the present value of remaining lease payments over the lease term. When the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. For all lease agreements, lease and non-lease components are combined. No right-of-use asset and related lease liability are recorded for leases with an initial term of 12 months or less.

Cash and cash equivalents—Cash and cash equivalents include short‑term securities, if any, with original maturities of less than ninety days. The Company maintains its cash and cash equivalents at insured financial institutions, the balances of which may, at times, exceed federally insured limits. Management believes that the risk of loss due to uninsured deposit is minimal.

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

At December 31, 2022 and 2021, accounts receivable included approximately $730,000 and $587,000 of factored accounts receivable, respectively, and other current liabilities included approximately $55,000 and $12,000 of liabilities from factoring, respectively. For years ended December 31, 2022 and 2021, the Company incurred approximately $473,000 and $317,000, respectively, of factoring fees included in general and administrative expenses.

Inventories—Inventories consist of raw materials, finished goods and work-in-process and are valued on a first‑in, first‑out basis at the lesser of cost or net realizable value. Work‑in‑process inventories consist of L‑glutamine for the Company’s products that has not yet been packaged and labeled for sale. Substantially all raw materials purchase during the years ended December 31, 2022 and 2021 were supplied, directly or indirectly by one supplier. Inventories are presented net of reserves totaling $5.0 million and $3.4 million as of December 31, 2022 and 2021, respectively.

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

If the Company determines that the carrying values of long‑lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is reflected in the consolidated statement of operations in the period in which the long‑lived asset impairment is determined to have occurred. No impairment existed as of December 31, 2022 and 2021.

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

As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits and no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest or penalties, such amounts will be classified as income tax expense in the financial statements.

Comprehensive loss—Comprehensive loss includes net loss and other comprehensive loss relating to foreign translation adjustments of the Company’s subsidiaries and the changes in fair value of investment in convertible bond classified as available for sale.

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

Investment in convertible bond – The Company has elected the fair value option measuring its investment in convertible bond. The convertible bond is classified as available for sale and the changes in fair value are reported in other comprehensive loss for each reporting period.

Foreign currency translation—The Company’s reporting currency is the U.S. dollar. The functional currencies of its foreign subsidiaries are the primary currencies within the counties in which they operate. Assets and liabilities of their operations are translated into U.S. dollars at period‑end exchange rates, and revenues, if any, and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation are reported in other comprehensive loss.

Financial instruments—Financial instruments included in the financial statements are comprised of cash and cash equivalents, investment in convertible bond, accounts receivable, warrant derivative liabilities, accounts payable, certain accrued liabilities, convertible notes payable, notes payable, conversion feature liabilities and other contingent liabilities.

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

The fair value measurement level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The carrying values of cash and cash equivalents, accounts receivables, other current assets, account payable and accrued expenses, other current liabilities and revolving line of credit approximate fair value due to the short-term maturity of those instruments. The fair value of the Company's convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 7.

Certain outstanding warrants contain price adjustment provisions and, consequently, are accounted for as liabilities that are remeasured at fair value on a recurring basis using Level 3 inputs. The level 3 inputs in the valuation of the warrants include expected term and expected volatility as discussed in Note 8. There are no other assets or liabilities measured at fair value on a recurring basis.

Net loss per share—In accordance with ASC 260, “Earnings per Share,” the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Dilutive net loss per share is computed in a similar manner, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2022 and 2021, there were 52,338,872 shares and 23,310,698 shares, respectively, of potentially dilutive securities outstanding. None of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti‑dilutive for both periods presented.

Segment reporting—The Company operates in one reportable segment.

Recent accounting pronouncements— Management has considered all recent accounting pronouncements and determined that they will not have a material effect on the Company’s consolidated financial statements.

NOTE 3—REVENUES, NET

Revenues, net by category were as follows (in thousands):

	Years ended December 31,
	2022	2021
Endari®	$17,854	$20,117
Other	536	493
Revenues, net	18,390	20,610

The following table summarizes the revenue allowance and accrual activities for the years ended December 31, 2022, and 2021 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2020	$134	$2,119	$473	2,726
Provision related to sales in the current year	3,065	3,845	234	7,144
Adjustments related to prior period sales	13	226	(148)	92
Credit and payments made	(1,731)	(3,057)	(20)	(4,808)
Balance as of December 31, 2021	1,481	3,133	539	5,153
Provision related to sales in the current year	2,672	2,857	1,416	6,945
Adjustments related to prior period sales	(56)	18	537	499
Credit and payments made	(2,739)	(2,290)	(2,077)	(7,106)
Balance as of December 31, 2022	$1,358	$3,718	$415	$5,491

The following table summarizes revenue attributable to each of the customers that accounted for 10% or more of net revenues in either of the period shown:

	Years Ended December 31,
	2022	2021
Customer A	25%	50%
Customer B	27%	29%
Customer C	14%	10%
Customer D	13%	—

The Company is a party to a distributor agreement with Telcon RF Pharmaceutical, Inc., or Telcon, pursuant to which it granted Telcon exclusive rights to the Company’s PGLG oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from the Company specified minimum quantities of the finished product. In a related license agreement with Telcon, the Company agreed to use commercially reasonable best efforts to obtain product registration in these territories within three years of obtaining FDA marketing authorization for PGLG in this indication. Telcon has the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the Company would be obliged to repay Telcon the $10 million upfront fee. The upfront fee of $10 million is included as unearned revenue in other current liabilities and other long-term liabilities as of December 31, 2022 and 2021, respectively. Refer Notes 11 and 12 for additional details of the Company’s agreement with Telcon.

NOTE 4—SELECTED FINANCIAL STATEMENT ASSETS

Inventories consisted of the following (in thousand):

	As of December 31
	2022	2021
Raw materials and components	$1,393	$1,439
Work-in-process	513	115
Finished goods	5,428	6,228
Inventory reserve	(4,955)	(3,390)
Total inventories, net	$2,379	$4,392

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31
	2022	2021
Prepaid insurance	$598	$660
Prepaid expenses	467	326
Other current assets	449	394
Total prepaid expenses and other current assets	$1,514	$1,380

Property and equipment consisted of the following (in thousands):

	As of December 31
	2022	2021
Equipment	$367	$342
Leasehold improvements	39	39
Furniture and fixtures	99	103
Construction-in-progress	—	57
Total property and equipment	505	541
Less: accumulated depreciation	(430)	(394)
Total property and equipment, net	$75	$147

For the years ended December 31, 2022 and 2021, depreciation expenses were approximately $39,000 and $46,000, respectively.

NOTE 5 — INVESTMENTS

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% per year, payable quarterly. Beginning October 16, 2021, the Company became entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately $8.00 per share. The initial conversion price is subject to downward adjustment on a monthly based on the volume-weighted average market price of Telcon shares as reported on Korean Securities Dealers Automated Quotations (“KOSDAQ”) Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares and to customary antidilution adjustments upon a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. The conversion price as of December 31, 2022 is set forth in the “Investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right described above or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Note 6 and Note 11.

Concurrent with the purchase of the convertible bond, the Company entered into an agreement dated September 28, 2020 with Telcon pursuant to which Telcon or its designee is entitled to repurchase, at par, up to 50% in principal amount of the convertible bond at any time and from time to time commencing October 16, 2021 and prior to maturity.

The Company has elected the fair value option method of accounting for the investment in convertible bond. The investment in convertible bond is classified as an available for sale security and remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other comprehensive loss. The fair value and any changes in fair value in the convertible bond is determined using a binominal lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock over successive periods of time.

In February 2022, the Company and Telcon agreed to settle a “target shortfall” under the revised API agreement with Telcon for the years ended 2020 and 2021 by exchanging KRW3.5 billion, or approximately US$2.9 million, principal amount and accrued and unpaid interest of the Telcon convertible bond and KRW400 million, or approximately US$310,000, in cash proceeds of the convertible bond. As a result, the Company realized a net loss on investment convertible bond of $126,000, which previously was classified as unrealized loss on debt securities available-for-sale in the other comprehensive loss, and other income of $41,000. See Notes 6 and 11 for additional information on the “target shortfall.”

The following table sets forth the fair value and changes in fair value of the investment in the Telcon convertible bond as of December 31, 2022 and 2021 (in thousands):

Investment in convertible bonds	December 31, 2022	December 31, 2021
Balance, beginning of period	$26,100	$27,866
Sales of convertible bond	(2,919)	—
Net loss on investment in convertible bond	(126)	—
Change in fair value included in the statement of other comprehensive loss	(3,084)	(1,766)
Balance, end of period	$19,971	$26,100

The fair values as of December 31, 2022 and December 31, 2021 were based upon following assumptions:

	December 31, 2022	December 31, 2021
Principal outstanding (South Korean won)	KRW 26.5 billion	KRW 30 billion
Stock price	KRW 1,015	KRW 2,925
Expected life (in years)	7.79	8.79
Selected yield	13.50%	10.50%
Expected volatility (Telcon common stock)	78.50%	81.31%
Risk-free interest rate (South Korea government bond)	3.74%	2.19%
Expected dividend yield	0.00%	0.00%
Conversion price	KRW1,068(US$0.85)	KRW2,847(US$2.39)

Equity method investment – During 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings Inc., or EJ Holdings, to acquire, own and operate an amino acids manufacturing facility in Ube, Japan. In connection with the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings voting shares. JIP owns 60% of EJ Holdings voting shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.6 million. The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. The loan matures on September 30, 2028 and bears interest at the rate of 1% payable annually. The parties also contemplated that the Ube facility will eventually supply the Company with the facility’s output of amino acids, that the operation of the facility would be principally for the Company’s benefit and, as such, that major decisions affecting EJ Holdings and the Ube facility would be made by EJ Holdings’ board of directors, a majority of which are representatives of JIP, in consultation with the Company. During the years ended December 31, 2022 and 2021, the Company made additional loans to EJ Holdings of $5.3 million and $6.3 million, respectively. As of December 31, 2022, and 2021, the loan receivables from EJ Holdings were approximately $25.0 million and $22.6 million, respectively as reflected in equity method investment on the consolidated balance sheets.

EJ Holdings is engaged in seeking to refurbish and phase in the Ube facility with objective of eventually obtaining regulatory clearance for the manufacture of PGLG in accordance with cGMP. EJ Holdings has had no substantial revenues since its inception, has depended on loans from the Company to acquire the Ube facility and fund its operations and will continue to be dependent on loans from the Company or other financing unless and until its plant is activated and it can secure customers, including the Company, for its products. There is no assurance the Company can continue to provide needed funding EJ Holdings, or that needed funding will be available from other source. EJ Holdings has no commitments or understandings regarding any additional funding. If EJ Holdings fail to obtain needed funding, it may need to suspend activities at the Ube plant. Under the asset purchase agreement by which EJ Holdings purchased the Ube plant, the seller has the right to repurchase the plant at the purchase price, plus certain taxes, paid by EJ Holdings if the plant does not become operational within a reasonable period of time (not to exceed five years). In such event, it is likely that the Company would lose some or all of its investment.

The Company has determined that EJ Holdings is a variable interest entity, or VIE, based upon its dependence on loan financing provided by the Company to acquire the Ube facility and to carry on EJ Holdings' activities and that the EJ Holdings’ activities, which are principally for the Company’s benefit. JIP, however, owns 60% of EJ Holdings and is entitled to designate a majority of the directors of EJ Holdings as well as its Chief Executive Officer and outside auditors, and, as such, controls the management, business, and operations of EJ Holdings. Accordingly, the Company accounts for its variable interest in EJ Holdings under the equity method.

The Company’s share of the losses reported by EJ Holdings are classified as net losses on equity method investment. The investment is evaluated for impairment if facts and circumstances indicate that the carrying value may not be recoverable, an impairment charge would be recorded.

The following table sets forth certain unaudited financial information of EJ Holdings as of December 31, 2022 and 2021 and for the 12 months ended December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022 (Unaudited)	2021 (Unaudited)
ASSETS
Current assets	$797	$505
Other assets	9,573	10,585
Total assets	$10,370	$11,090
LIABILITIES
Current liabilities	$794	$931
Long-term liabilities	25,017	22,589
Total liabilities	$25,811	$23,520
Noncontrolling interest	$(9,283)	$(7,458)

	Years Ended December 31,
	2022 (Unaudited)	2021 (Unaudited)
Revenue, net	$193	$234
Net loss	$(4,782)	$(6,833)

NOTE 6—SELECTED FINANCIAL STATEMENT LIABILITIES

Accounts payable and accrued expenses as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accounts payable:
Clinical and regulatory expenses	$361	$534
Professional fees	626	477
Selling expenses	1,363	932
Manufacturing costs	650	378
Non-employee board member compensation	484	136
Other vendors	301	262
Total accounts payable	3,785	2,719
Accrued interest payable, related parties	144	91
Accrued interest payable	2,381	579
Accrued expenses:
Payroll expenses	1,263	1,097
Government rebates and other rebates	5,536	4,371
Other accrued expenses	440	332
Total accrued expenses	7,239	5,800
Total accounts payable and accrued expenses	$13,549	$9,189

Other current liabilities consisted of the following (in thousands):

	As of December 31
	2022	2021
Trade discount	$1,200	$3,000
Unearned revenue	10,000	—
Other current liabilities	1,717	1,404
Total other current liabilities	$12,917	$4,404

Other long-term liabilities consisted of the following (in thousands):

	As of December 31
	2022	2021
Trade discount	$21,682	$23,148
Unearned revenue	—	10,000
Other long-term liabilities	32	25
Total other long-term liabilities	$21,714	$33,173

On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual target for bulk containers of PGLG. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain items of the API Supply Agreement (the “revised API agreement”). The Company purchased $0.6 million and $0.4 million of PGLG from Telcon during years ended December 31, 2022, and 2021, respectively, of which $644,000 and $382,000 were reflected in accounts payable and accrued expenses as of December 31, 2022 and 2021, respectively. The revised API agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement. See Note 5 for information regarding the settlement in the year ended December 31, 2022 of the target shortfall for 2021 and 2020.

NOTE 7—NOTES PAYABLE

Notes payable consisted of the following at December 31, 2022 and 2021 (in thousands except for conversion price and underlying shares) excluding the revolving line of credit agreement with related party discussed below:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2022	Unamortized Discount December 31, 2022	Carrying Amount December 31, 2022		Shares Underlying December 31, 2022
Notes payable
2013	10%	Due on demand	—		$763	$—	$763		—
2021	11%	Due on demand - 2 years	—		2,843	—	2,843		—
2022	10% - 28%	Due on demand - 15 months	—		3,696	108	$3,588
					$7,302	$108	$7,194		—
		Current			$6,919	$105	$6,814		—
		Non-current			$383	$3	$380		—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100		—
2021	12%	Due on demand	—		700	—	700		—
2022	6%-12%	Due on demand - 5 years	—		5,026	175	4,913	(c)	—
					$5,826	$175	$5,713		—
		Current			$2,305	$—	$2,367		—
		Non-current			$3,521	$175	$3,346		—
Convertible notes payable
2020	12%	3 years	$10.00	(a)	3,150	—	3,150		326,655
2021	2%	3 years	$0.37	(b)	14,140	2,635	11,505		41,318,094
					$17,290	$2,635	$14,655		41,644,749
		Current			$17,290	$2,635	$14,655		41,644,749
		Grand Total			$30,418	$2,918	$27,562		41,644,749

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2021	Unamortized Discount December 31, 2021	Carrying Amount December 31, 2021		Shares Underlying Notes December 31, 2021
Notes payable
2013	10%	Due on demand	—		$869	$—	$869		—
2021	11%	Due on demand - 2 years	—		3,030	—	3,030		—
					$3,899	$—	$3,899		—
		Current			$2,399	$—	$2,399		—
		Non-current			$1,500	$—	$1,500		—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100		—
2021	12%	Due on demand	—		700	—	700		—
					$800	$—	$800		—
		Current			$800	$—	$800		—
Convertible notes payable
2020	12%	3 years	$10.00	(a)	3,150	—	3,150		316,756
2021	2%	3 years	$1.48	(b)	14,490	4,332	10,158		9,856,343
					$17,640	$4,332	$13,308		10,173,099
		Current			$14,490	$4,332	$10,158		9,856,343
		Non-current			$3,150	$—	$3,150		316,756
		Grand Total			$22,339	$4,332	$18,007		10,173,099
(a)
This note is convertible into shares of EMI Holding, Inc., a wholly owned subsidiary of Emmaus Life Sciences, Inc.
(b)
The notes are convertible into shares of common stock of Emmaus Life Sciences, Inc. Beginning February 28, 2022, the note holders became entitled to call for redemption of the convertible notes payable at any time. Accordingly, the notes are classified as current liabilities at December 31, 2022.
(c)
Includes $62,000 of the fair value of embedded derivative.

The weighted-average stated interest rate of notes payable was 8% and 6%, respectively, for the years ended December 31, 2022 and 2021. The weighted-average effective interest rate of notes payable for the years ended December 31, 2022 and 2021 was 20% and 15%, respectively, after giving effect to discounts relating to warrants, conversion features and deferred financing cost in connection with these notes.

As of December 31, 2022, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending
2023	26,514
2024	383
2025	—
2026	—
2027	3,521
Total	$30,418

The Company is party to a revolving line of credit agreement with Yutaka Niihara., M.D., M.P.H., the Company’s Chairman and Chief Executive Officer. Under the agreement, at the Company’s request from time to time, Dr. Niihara may, but is not obligated to, loan or re-loan to the Company up to $1,000,000. Outstanding amounts under the agreement are due and payable upon demand and bear interest, payable monthly, at a variable annual rate equal to the Prime Rate in effect from time to time plus 3%. In addition to the payment of interest, the Company is obligated to pay Dr. Niihara a “tax gross-up” intended to make him whole for federal and state income and employment taxes payable by him with respect to interest and tax gross-up paid to him in the previous year. As of December 31, 2021, the outstanding principal balance under the agreement of $400,000 was reflected in revolving line of credit from related party on the consolidated balance sheets. As the revolving line of credit agreement was expired on November 22, 2022, the Company paid outstanding principal balance of $400,000 and unpaid interest in December 2022. Refer to Note 12 for more related party information.

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

Commencing one year from the original issue date, the convertible promissory notes became convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $1.48 per share, which equaled the “Average VWAP” (as defined) of the Company’s common stock on the effective date. The initial conversion price is subject to adjustment as of the end of each three-month period following the original issue date, commencing May 31, 2021, to equal the Average VWAP as of the end of such three-month period if such Average VWAP is less than the then-conversion price. There is no floor on the conversion price. The conversion price will be subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes. As of December 31, 2022, the conversion price was $0.37 per share.

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

The conversion feature of the convertible promissory notes is separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in the statements of operations. The following table sets forth the fair value of the conversion feature liability as of December 31, 2022 and December 31, 2021 (in thousands):

Convertible promissory notes	December 31, 2022	December 31, 2021
Balance, beginning of period	$7,507	$—
Fair value at issuance date	—	5,594
Change in fair value included in the statement of operations	(4,259)	1,913
Balance, end of period	$3,248	$7,507

The fair value and any change in fair value of conversion feature liability are determined using a binomial lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair value as of December 31, 2022 and December 31, 2021 was based on upon following assumptions:

Convertible promissory notes	December 31, 2022	December 31, 2021
Stock price	$0.26	$1.67
Conversion price	$0.37	$1.48
Select yield	27.50%	21.99%
Expected volatility	50%	50%
Time until maturity (in years)	1.16	2.16
Dividend yield	—	—
Risk-free rate	4.68%	0.77%

In June 2022, the Company entered into a Business Loan and Security Agreement and Addenda with a third-party lender pursuant to which the lender loaned the Company $1.8 million, which we refer to as the “loan amount,” of which we received net proceeds of approximately $1,666,000 after deduction of the lender’s origination fee but without deduction for other transaction expenses. The loan amount, together with interest of $738,000, was payable over the 40-week loan term in weekly installments of $31,725 for the first eight weeks and $71,381 for the remaining 32 weeks. The loan amount and interest were prepayable by the Company at any time within 90 days from the disbursement date for a repayment amount of $2,250,000, less all prior payments on the loan, unless an event of default has occurred under the Business Loan and Security Agreement. Repayment of the loan was secured by a security interest in all or substantially all our assets and all assets of our U.S. subsidiaries and was personally guaranteed by Yutaka Niihara, M.D., M.P.H., our Chairman and Chief Executive Officer and principal stockholder, and his wife and Hope Hospice International, Inc., which is wholly owned by Dr. Niihara and his wife. The personal guarantee was secured by a deed of trust on certain real property of Dr. Niihara and his wife. In August 2022, the Company repaid in full $1.6 million principal of the outstanding balance of the loan and recognized debt extinguishment loss of $422,000.

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

In September 2022, Seah Lim, M.D., Ph.D. loaned the Company $1.2 million, the proceeds of which were used to augment the Company’s working capital. The principal amount of the loan and interest thereon at the rate of 6% per annum, together with 240,000 shares of the Company’s common stock, is due and payable in lump sum on maturity in September 2025. In October 2022, Dr. Lim was appointed as a director of the Company. In accordance with ACS 815, the Company accounted for the right to receive shares as a bifurcated embedded derivative and the embedded derivative is measured at fair value at the inception and subsequently measured at fair value with changes in fair value recognized in income statements. The fair values of the embedded derivatives at the inception were $68,000 at inception and $62,000 as of December 31, 2022.

In July 2022, Emmaus Medical, Inc., or Emmaus Medical, an indirect wholly owned subsidiary of the Company, entered into a Standard Merchant Cash Advance Agreement with a third party pursuant to which it sold $816,000 of accounts receivable (the “Receivables Purchased Amount”) in exchange for net proceeds of $516,000. Under the agreement, the third party is entitled to collect a specified percentage of all accounts receivable of Emmaus Medical, not to exceed $34,000 weekly, until the third party receives total proceeds equal to the Receivables Purchased Amount. In September 2022, Emmaus Medical and the third party entered into a similar agreement pursuant to which Emmaus Medical sold $694,960 of accounts receivable (the “Receivables Purchased Amount”) for net proceeds of $500,000. Under the agreement, the third party is entitled to collect a specified percentage of all accounts receivable of Emmaus Medical, not to exceed $25,969 weekly, until the third party receives total proceeds equal to the Receivables Purchased Amount. Emmaus Medical’s obligations under the two agreements are guaranteed by the Emmaus Life Sciences, Inc. Company and its U.S. subsidiaries, and the obligations of Emmaus Medical and the guarantors are secured by a security interest in all or substantially all the assets of Emmaus Life Sciences and its U.S. subsidiaries. In December 2022, both loans were repaid in full and recognized debt extinguishment loss of $79,000 as the Company entered into another agreement discussed below.

In December 2022, the Company entered an Agreement for the Purchase and Sales of Future Receipts with a third party pursuant to which it sells $3,105,000 of future receipts (the "Purchased Amount") in exchange for net proceeds of $2,300,000. Under the agreement, the Company agrees to pay $103,500 on a semi-monthly until the Purchased Amount is delivered. The portion of proceeds were used to prepay indebtedness of the Company under the Standard Merchant Cash Advance Agreements referred to above.

NOTE 8—STOCKHOLDERS’ DEFICIT

Purchase agreement with Holder of a Convertible Promissory Note — On June 15, 2020, the holder of a convertible promissory note in the principal amount of $3,150,000 agreed to an extension of the maturity date to June 15, 2023 in exchange for an increase in the interest rate on the note from 11% to 12%. In conjunction with the amendment, the Company issued to the note holder five-year warrants to purchase a total of up to 1,250,000 shares of the Company common stock at an exercise price of $2.05 a share. The modification of debt was considered debt extinguishment and a $1.4 million loss on debt extinguishment was recognized in the consolidated statements of operation and comprehensive loss. Under ASC 815-40, the Company concluded that the related warrants should be recognized at fair value as a liability. The warrant liability is remeasured at fair value on a recurring basis using Level 3 input and any changes in the fair value of liability is recorded in earnings. Since the loan was not repaid before June 15, 2022, the number of warrant shares became fixed per the warrant terms and the warrant was reclassified as equity.

The following table presents the change in fair value of the warrants as of June 15, 2022 and 2021 (in thousands):

Warrant liability— Convertible Promissory Note	June 15, 2022	December 31, 2021
Balance, beginning of period	$1,463	$988
Change in fair value included in the statement of operations	(1,250)	475
Reclassification to equity	(213)	—
Balance, end of period	$—	$1,463

The fair value of the warrant derivative liabilities was determined using the Black-Scholes Merton model and was based upon following assumptions:

	June 15, 2022	December 31, 2021
Exercise price	$2.05	$2.05
Stock price	$0.36	$1.67
Risk‑free interest rate	3.35%	1.04%
Expected volatility (peer group)	126.00%	117.00%
Expected life (in years)	3.00	3.46
Expected dividend yield	—	—
Number outstanding	1,250,000	1,250,000

A summary of the Company’s warrants activity for the years ended December 31, 2022 and 2021 is presented below:

	December 31, 2022		December 31, 2021
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of period	8,236,017	$5.78	8,439,480	$6.09
Granted	500,000	$2.50	—	$—
Exercised	—	$—	—	$—
Cancelled, forfeited and expired	(2,125,497)	$14.38	(203,463)	$4.36
Warrants outstanding, end of period	6,610,520	$2.22	8,236,017	$5.78
Warrant exercisable, end of period	6,610,520	$2.22	7,486,017	$6.12

Warrants — In September 2022, in connection with the loans from Dr. Niihara and his wife, the Company granted Dr. Niihara a five-year warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.50 per share. Under ASC 480-10 and ASC 815, the warrant is classified as a liability. The fair value of the warrant liability was determined using Black-Scholes Merton model and the fair value of the warrant was $70,000 as of December 31, 2022. The change in fair value was recorded in the consolidated statements of operations. For the year ended December 31, 2022, the change in fair value of warrant liability was $14,000.

As of December 31, 2022, the weighted-average remaining contractual life of outstanding warrants was 2.1 years.

Stock options — Upon completion of the Merger, the EMI Holding Amended and Restated 2011 Stock Incentive Plan was assumed by the Company. The 2011 Stock Incentive Plan permits grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. Options granted under the 2011 Stock Incentive Plan expire ten years after grant. Options granted to directors vest in quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to continuous service with the Company. Each stock option outstanding under the 2011 Stock Incentive Plan at the effective time of the Merger was automatically converted into a stock option exercisable for a number of shares of the Company’s common stock and at an exercise price calculated based on the exchange ratios in the Merger. The 2011 Stock Incentive Plan expired in May 2021, after which no further awards may be made under the plan.

The Company also had an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company may grant incentive stock options to selected employees including officers, non-employee consultants and non-employee directors. The Plan was terminated in September 2021.

On September 29, 2021, the Board of Directors of the Company adopted the Emmaus Life Sciences, Inc. 2021 Stock Incentive Plan upon the recommendation of the Compensation Committee of the Board. The 2021 Stock Incentive Plan was approved by stockholders on November 23, 2021. No more than 4,000,000 shares of common stock may be issued pursuant to awards under the 2021 Stock Incentive Plan. The number of shares available for Awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the Stock Incentive Plan for stock splits, stock dividends, reverse stock splits, recapitalizations and other similar events. As of December 31, 2022 and December 31, 2021, no awards were outstanding under the 2021 Stock Incentive Plan.

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

A summary of the Company’s stock option activity for the years ended December 31, 2022 and 2021 is presented below:

	December 31, 2022		December 31, 2021
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	5,968,338	$4.78	7,110,025	$4.63
Granted or deemed issued	—	$—	—	$—
Exercised	—	$—	—	$—
Cancelled, forfeited and expired	(1,307,551)	$3.73	(1,141,687)	$3.82
Options outstanding, end of period	4,660,787	$5.08	5,968,338	$4.78
Options exercisable at end of year	4,645,286	$5.10	5,937,837	$4.80
Options available for future grant	4,000,000		4,000,000

During the years ended December 31, 2022 and 2021, the Company recognized $16,000 and $553,000, respectively, of share‑based compensation expense. As of December 31, 2022, there was approximately $5,000 of total unrecognized compensation cost related to unvested share‑based compensation awards outstanding under the EMI Amended and Restated 2011 Stock Incentive Plan. That cost is expected to be recognized over the weighted-average remaining period of 0.5 years.

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

Pursuant to the agreement, the Company paid and issued to Kainos $500,000 in cash and 324,675 shares of common stock of the Company equivalent to $500,000 in additional consideration, which were recorded as research and development expenses in the consolidated statements of operations and comprehensive loss. The Company, in turn, has been granted rights of first negotiation and first refusal for an exclusive license regarding the development and commercialization of products based on the intellectual property resulting from the agreement.

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

During the year ended December 31, 2021, the Company incurred $1.5 million of research and development expenses related to the Kainos collaboration and license arrangements. During the year ended December 31, 2022, the Company incurred no such expenses.

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

Stock issued for services – In June 2022, the Company issued 246,637 shares of restricted share of common stock, with an estimated fair value of $110,000 for professional relations and consulting services to be rendered over the six-month period beginning July 1, 2022. The value of the shares issued in connection with this agreement was recorded in prepaid expenses at inception and was fully amortized for the year ended December 31, 2022.

In December 2022, the Company issued 25,000 shares of restricted shares of common stock, with an estimated fair value of $9,000 for sales consulting services and professional services rendered. The value of the shares issued in connection with this agreement was recorded in sales and general and administrative expenses in the consolidated statements of operations.
NOTE 9—INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Current U.S.	$30	$25
International	30	—
Deferred U.S.	—	—
International	—	—
	$60	$25

Deferred tax assets consisted of the following as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Net operating loss carryforward	$17,978	$17,019
General business tax credit	11,837	11,393
Stock options	6,149	5,955
Charitable contribution	37	36
Accrued expenses	380	292
Unearned revenue	2,472	2,393
Allowance for bad debt	442	167
Unrealized gain on foreign exchange translation and others	789	133
Section 174 Expenditures	292	—
Unrealized gain/ (loss) on LT investment	33
Other	4,130	3,188
Total gross deferred tax assets	44,539	40,576
Less valuation allowance	(44,112)	(40,147)
Net deferred tax assets	$427	$429

Deferred tax liabilities consisted of the following as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Unrealized gain on available-for-sale securities	$(426)	$(427)
Other	(1)	(2)
Total deferred tax liabilities	$(427)	$(429)

A valuation allowance for the net deferred tax assets is recorded when it is more likely than not that the Company will not realize these assets through future operations. The valuation allowance increased by approximately $4.0 million and $2.7 million for the years ended December 31, 2022 and December 31, 2021, respectively.

As of December 31, 2022 and December 31, 2021, the Company had net operating loss carryforwards for federal income tax purposes of approximately $66.4 million and $62.6 million, respectively, available to offset future federal taxable income, if any. Net operating loss generated in 2017 and prior years expire in various years through 2037. Net operating losses for federal income tax purpose generated in 2018 and after will be available indefinitely. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $61.2 million and $57.8 million respectively, which expire in various years through 2042. As of December 31, 2022 and December 31, 2021, the Company has general business tax credits of $11.8 million and $11.4 million, respectively, for federal income tax purposes. The tax credits are available to offset future tax liabilities, if any, through 2042. The Company’s utilization of net operating loss carryforwards could be subject to an annual limitation as a result of certain past or future events, such as stock sales or other equity events constituting a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating loss carryforwards and tax credits before they can be utilized.

The income tax provision differs from that computed using the statutory federal tax rate of 21% due to the following factors (in thousands):

	2022	2021
Tax benefit at statutory federal rate	$(2,242)	$(3,359)
State taxes, net of federal tax benefit	(453)	(275)
Increase (decreases) in valuation allowance	3,964	2,722
Permanent items	(384)	1,337
General business tax credit	(450)	(902)
Other	(375)	502
	$60	$25

As of December 31, 2022 and December 31, 2021, the Company had no unrecognized tax benefits or position which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest or penalties, such amounts would be classified as income tax expense. As of December 31, 2022, all federal tax returns since 2019 are subject to audit. The expiration of the state returns varies by state, but the 2018 and subsequent years’ returns generally are subject to audit. No tax returns are currently being examined by taxing authorities.

NOTE 10—LEASES

Operating leases — During the years ended December 31, 2022 and 2021, the Company leased its office space under operating leases with unrelated entities.

The Company leased 21,293 square feet of office space for its headquarters in Torrance, California, at a base rental of $84,272 per month, which lease will expire on September 30, 2026. In addition, the Company leases 1,163 square feet of office space in Dubai, United Arb Emirates, which lease will expire on June 19, 2023. During the year ended December 31, 2022, the Company terminated leases of office space in New York, New York and Tokyo, Japan. Upon termination of New York lease, the Company recognized $31,000 of loss on leased assets.

Rent expense was $1.1 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively.

Future minimum lease payments were as follows as of December 31, 2022 (in thousands):

Amount
2023	1,049
2024	1,063
2025	1,092
2026 and thereafter	836
Total lease payments	4,040
Less: Interest	(784)
Operating lease liabilities	$3,256

As of December 31, 2022 and 2021, the Company had an operating lease right-of-use asset of $2.8 million and $3.5 million, respectively and lease liability of $3.3 million and $4.0 million, respectively. The weighted average remaining term of the Company’s leases as of December 31, 2022 was 3.7 years and the weighted-average discount rate was 12.9%.

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

NOTE 12—RELATED PARTY TRANSACTIONS

The following table sets forth information relating to our loans from related persons outstanding at any time during the year ended December 31, 2022 (in thousands except for conversion rate and share information):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding December 31, 2022	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Willis Lee(2)	12%	10/29/2020	Due on Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Soomi Niihara(1)	12%	1/18/2022	Due on Demand	—	300	300	32
	Yasushi Nagasaki(2)	10%	2/9/2022	Due on Demand	—	50	50	4
	Hope International Hospice, Inc.(1)	10%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	George Sekulich(2)	10%	2/16/2022	Due on Demand	—	26	26	2
	Soomi Niihara(1)	10%	3/7/2022	Due on Demand	—	200	200	15
	Hope International Hospice, Inc.(1)	12%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	Due on Demand	150	150	—	—
	Wei Peu Derek Zen(2)	10%	3/31/2022	Due on Demand	200	200	—	—
	Willis Lee(2)	10%	4/14/2022	Due on Demand	45	45	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	Due on Demand	40	40	—	—
	Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	20
	Hope International Hospice, Inc.(1)	10%	8/15/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	8
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	56
	Hope International Hospice, Inc.(1)	10%	8/17/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/17/2022	Due on Demand	60	60	—	—
	Seah Lim(2)	6%	9/16/2022	3 years	1,200	1,200	—	—
	Hope International Hospice, Inc.	10%	10/20/2022	Due on Demand	100	100	—	—
				Subtotal	$5,826	$6,402	$576	$137
Revolving line of credit agreement
	Yutaka Niihara(2)	5.25% (3)	12/27/2019	Due on Demand	—	400	—	110
				Subtotal	$—	$400	$—	$110
				Total	$5,826	$6,802	$576	$247

The following table sets forth information relating to our loans from related persons outstanding at any time during the year ended December 31, 2021 (in thousands except for conversion rate and share information):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding December 31, 2021	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Willis Lee (2)	12%	10/29/2020	Due on Demand	$100	$100	$—	$—
	Soomi Niihara (1)	12%	1/20/2021	Due on Demand	—	700	700	13
	Soomi Niihara (1)	12%	9/15/2021	Due on Demand	—	300	300	3
	Soomi Niihara (1)	12%	12/7/2021	Due on Demand	700	700	—	—
				Subtotal	$800	$1,800	$1,000	$16
Revolving line of credit
	Yutaka Niihara (1)	5.25%	12/27/2019	Due on Demand	400	800	400	35
				Subtotal	400	800	400	35
				Total	$1,200	$2,600	$1,400	$51

(1) Dr. Niihara, a Director and the Chairman, and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc.

(2) Officer or director.

(3) The rate varies with changes in the prime rate and does not give effect to the “tax gross-up” described in Note 7.

See Note 7 for a discussion of the Company’s revolving line of credit agreement with Dr. Niihara and Note 8 for a discussion of the amendment to the previously issued warrant to Dr. Niihara.

See Notes 6 and 11 for a discussion of the Company’s distribution and supply agreements with Telcon, which holds 4,147,491 shares of the Company common stock, or approximately 8.4% of the common stock outstanding as of December 31, 2022. The Company holds a convertible bond of Telcon in the principal amount of KRW 26.5 billion, or approximately $21.0 million as of December 31, 2022 which matures on October 16, 2030 and bears interest at 2.1% a year, payable quarterly. See Note 5 for more information regarding the convertible bond.

NOTE 13—DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan (the “401(k) Plan”) covering substantially all the Company’s employees. The Emmaus 401(k) Plan is a tax-qualified retirement saving plan, pursuant to which covered employees are able to contribute the lesser of 90% of their eligible annual compensation or the limit prescribed by the Internal Revenue Service (the “IRS”) to the 401(k) Plan on a before-tax basis. Since January 1, 2020, the Company has matched 50% of employee contributions to the Company’s 401(k) Plan based on each participant’s contribution during the plan year up to 4.0% of each participant’s annual compensation.

For the years ended December 31, 2022 and 2021, the Company made matching contributions to the Company’s 401(k) Plan of $74,000 and $91,000, respectively.

NOTE 14—SUBSEQUENT EVENTS

Subsequent to December 31, 2022, the Company received net proceeds of $1.0 million in exchange for the issuance of a convertible promissory note in like amount to a related party, $227,000 of net proceeds from related party loans and $500,000 of net proceeds from third party loans. In addition, the Company’s Emmaus Medical, Inc. subsidiary received net proceeds of $984,125 from its sale and assignment to third parties of a total of $1,400,424 of future receipts. The net proceeds from these transactions have been or will be used to augment the Company’s working capital and for general corporate purposes.