Form 10-Q
period 2023-03-31
Emmaus Life Sciences, Inc.
filed 2023-05-15
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

The registrant had 53,637,554 shares of common stock, par value $0.001 per share, outstanding as of May 10, 2023.

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended March 31, 2023

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,774	$2,021
Accounts receivable, net	2,204	375
Inventories, net	2,216	2,379
Prepaid expenses and other current assets	1,224	1,514
Total current assets	7,418	6,289
Property and equipment, net	72	75
Equity method investment	19,106	18,828
Right of use assets	2,646	2,799
Investment in convertible bond	19,427	19,971
Other assets	277	263
Total assets	$48,946	$48,225
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,423	$13,549
Operating lease liabilities, current portion	722	703
Conversion feature derivative, notes payable	3,159	3,248
Other current liabilities	13,972	12,917
Warrant derivative liabilities	85	70
Notes payable, current portion, net of discount	8,325	6,814
Notes payable to related parties	2,482	2,367
Convertible notes payable, net of discount	14,687	14,655
Total current liabilities	57,855	54,323
Operating lease liabilities, less current portion	2,362	2,553
Other long-term liabilities	20,256	21,714
Notes payable, less current portion	—	380
Notes payable to related parties, net	3,426	3,346
Convertible notes payable to related parties	1,000	—
Total liabilities	84,899	82,316
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 50,934,852 and 49,583,501 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	51	50
Additional paid-in capital	222,878	220,815
Accumulated other comprehensive loss	(2,977)	(2,619)
Accumulated deficit	(255,905)	(252,337)
Total stockholders’ deficit	(35,953)	(34,091)
Total liabilities & stockholders’ deficit	$48,946	$48,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months Ended March 31,
	2023	2022
REVENUES, NET	$6,753	$3,234
COST OF GOODS SOLD	429	1,007
GROSS PROFIT	6,324	2,227
OPERATING EXPENSES
Research and development	289	466
Selling	2,317	1,460
General and administrative	4,883	3,369
Total operating expenses	7,489	5,295
LOSS FROM OPERATIONS	(1,165)	(3,068)
OTHER INCOME (EXPENSE)
Change in fair value of warrant derivative liabilities	(14)	748
Change in fair value of conversion feature derivative, notes payable	89	3,080
Realized loss on investment in convertible bond	—	(133)
Net loss on equity method investment	(527)	(566)
Foreign exchange loss	(519)	(1,191)
Interest and other income	160	222
Interest expense	(1,502)	(737)
Total other income (expense)	(2,313)	1,423
LOSS BEFORE INCOME TAXES	(3,478)	(1,645)
Income tax provision (benefit)	49	(103)
NET LOSS	(3,527)	(1,542)

COMPONENTS OF OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on debt securities available for sale (net of tax)	(544)	350
Reclassification adjustment for gain included in net income	—	7
Foreign currency translation adjustments	186	331
Other comprehensive income (loss)	(358)	688
COMPREHENSIVE LOSS	$(3,885)	$(854)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.07)	$(0.03)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	50,709,627	49,311,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income (loss)	deficit	deficit
Balance, January 1, 2023	49,583,501	$50	$220,815	$(2,619)	$(252,337)	$(34,091)
Change in fair value of warrants including down-round protection adjustments	—	—	41	—	(41)	—
Convertible notes converted to shares	1,351,351	1	499	—	—	500
Warrants issued for services	—	—	334	—	—	334
Share-based compensation	—	—	1,189	—	—	1,189
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	(544)	—	(544)
Foreign currency translation effect	—	—	—	186	—	186
Net loss	—	—	—	—	(3,527)	(3,527)
Balance, March 31, 2023	50,934,852	51	222,878	(2,977)	(255,905)	(35,953)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income (loss)	deficit	deficit
Balance January 1, 2022	49,311,864	$49	$220,022	$(255)	$(241,266)	$(21,450)
Share-based compensation	—	—	5	—	—	5
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	350	—	350
Reclassification adjustment for gain included in net income	—	—	—	7	—	7
Foreign currency translation effect	—	—	—	331	—	331
Net loss	—	—	—	—	(1,542)	(1,542)
Balance, March 31, 2022	49,311,864	49	220,027	433	(242,808)	(22,299)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,527)	$(1,542)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	9	15
Inventory reserve	—	794
Amortization of discount of notes payable and convertible notes payable	582	411
Foreign exchange adjustments	471	1,205
Tax benefit recognized on unrealized gain on debt securities	—	(117)
Realized loss on investment on convertible bond	—	133
Loss on equity method investment	527	566
Share-based compensation	1,189	5
Fair value of warrants issued for services	334	—
Change in fair value of warrant derivative liabilities	14	(748)
Change in fair value of conversion feature derivative, notes payable	(89)	(3,080)
Changes in fair value option instrument	10	—
Net changes in operating assets and liabilities
Accounts receivable	(1,828)	102
Inventories	161	143
Prepaid expenses and other current assets	241	113
Other non-current assets	186	160
Accounts payable and accrued expenses	1,001	530
Other current liabilities	(545)	(2,980)
Other long-term liabilities	(28)	(443)
Net cash flows used in operating activities	(1,292)	(4,733)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of convertible bond	—	2,919
Purchase of property and equipment	(6)	(2)
Loan to equity method investee	(1,085)	(1,690)
Net cash flows provided by (used in) investing activities	(1,091)	1,227
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued, net of issuance cost	1,484	20
Proceeds from notes payable issued, related parties	227	2,036
Proceeds from convertible notes payable issued, related party	1,000	—
Payments of notes payable	(520)	—
Payments of notes payable, related party	(50)	—
Net cash flows provided by financing activities	2,141	2,056
Effect of exchange rate changes on cash	(5)	(16)
Net decrease in cash and cash equivalents	(247)	(1,466)
Cash and cash equivalents, beginning of period	2,021	2,279
Cash and cash equivalents, end of period	$1,774	$813

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$276	$212
Income taxes paid	$1	$4
NON-CASH INVESING AND FINANCING ACTIVITIES
Renewal of notes payable including interests capitalized	$926	$—
Conversion of convertible note payable to common stock	$500	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc., (“Emmaus”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. The condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023. The accompanying condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated balance sheet at December 31, 2022 contained in the Annual Report. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any future interim period.

Nature of Operations

The Company is a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sales of innovative treatments and therapies, primarily for rare and orphan diseases. The Company’s lead product Endari® (prescription grade L-glutamine oral powder) is approved by the U.S. Food and Drug Administration, or FDA, and in certain foreign markets to reduce the acute complications of sickle cell disease (“SCD”) in adult and pediatric patients five years of age and older.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Annual Report. There have been no material changes in these policies or their application.

Going concern— The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $3.5 million for the three months ended March 31, 2023 and had a working capital deficit of $50.4 million as of March 31, 2023. Management expects that the Company’s current liabilities, operating losses and expected capital needs, including the expected costs relating to the commercialization of Endari® in the Middle East North Africa ("MENA") region and elsewhere and continued funding of EJ Holdings, Inc. will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the Company’s current liabilities and future obligations, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, third-party loans, equity or debt financings or licensing or other strategic agreements. The Company has no understanding or arrangement for any additional financing, and there can be no assurance that the Company will be able to obtain additional related-party or third-party loans or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. Due to the uncertainty of the Company’s ability to meet its current liability and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date that this condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has considered all recent accounting pronouncements and determined that they will not have a material effect on the Company’s condensed consolidated financial statements.

Factoring accounts receivable — Emmaus Medical, Inc., or Emmaus Medical, the Company's indirect wholly owned subsidiary, has entered into a purchase and sales agreement with Prestige Capital Finance, LLC or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 75% of the face amount of the accounts receivable, subject to a $7.5 million cap on advances at any time. The balance of the face amount of the accounts receivables is reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable. Emmaus Medical’s obligations to Prestige Capital under the purchase and sale agreement are secured by a security interest in the accounts receivable and all or substantially all other assets of Emmaus Medical. In connection with the purchase and sale agreement, Emmaus has guaranteed Emmaus Medical’s obligations under the purchase and sale agreement. Accounts receivable included approximately $428,000 and $730,000 of factoring accounts receivable and other current liabilities included approximately $10,000 and $55,000 of liabilities from factoring at March 31, 2023 and December 31, 2022 respectively. For three months ended March 31, 2023 and 2022, the Company incurred approximately $108,000 and $53,000, respectively, of factoring fees.

Net loss per share — In accordance with Accounting Standard Codification (“ASC”) 260, “Earnings per Share,” the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Dilutive net loss per share is computed in a similar manner, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2023 and March 31, 2022, the Company had outstanding potentially dilutive securities exercisable for or convertible into 61,174,436 shares and 23,261,199 shares, respectively, of common stock. No potentially dilutive securities were included in the calculation of diluted net loss per share, since the effect would have been anti-dilutive for the periods ended March 31, 2023 and March 31, 2022.

Recent Accounting Pronouncement - Effective January 1, 2023, the Company adopted Accounting Standards Update 2016-13, Financial Instrument - Credit Losses (Topic 326), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new model, referred to as the current expected credit losses model applies to financial assets subject to credit losses and measured at amortized costs, as well as certain off-balance sheet credit exposures. The adoption on this pronouncement did not have material impact on the Company's results of operations, financial condition or cash flow based on the current information.

NOTE 3 — REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Endari®	$6,515	$3,048
Other	238	186
Revenues, net	$6,753	$3,234

The following table summarizes the revenue allowance and accrual activities for the three months ended March 31, 2023 and March 31, 2022 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2022	$1,358	$3,718	$415	$5,491
Provision related to sales in the current year	425	819	106	1,350
Adjustments related to prior period sales	(213)	130	—	(83)
Credits and payments made	(716)	(597)	(150)	(1,463)
Balance as of March 31, 2023	$854	$4,070	$371	$5,295

Balance as of December 31, 2021	$1,480	$3,134	$540	$5,154
Provision related to sales in the current year	428	435	30	$893
Adjustments related to prior period sales	(10)	13	(47)	$(44)
Credits and payments made	(1,064)	(453)	(32)	$(1,549)
Balance as of March 31, 2022	$834	$3,129	$491	$4,454

The following table summarizes revenues attributable to each of our customers that accounted for 10% or more of our net revenues in any of the periods shown:

	Three months ended March 31,
	2023	2022
Customer A	20%	1%
Customer B	14%	46%
Customer C	7%	15%
Customer D	20%	0%
Customer E	8%	16%
Customer F	23%	0%

On June 15, 2017, the Company entered into a distributor agreement with Telcon RF Pharmaceutical, Inc., or Telcon, pursuant to which it granted Telcon exclusive rights to the Company’s prescription grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from the Company specified minimum quantities of the PGLG. In a related license agreement with Telcon, the Company agreed to use commercially reasonable best efforts to obtain product registration in these territories within three years of obtaining FDA marketing authorization for PGLG in this indication. Telcon has the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the Company would be obliged to repay Telcon the $10 million upfront fee. In January, 2023, Telcon communicated to the Company its intention to terminate the distributor agreement. The upfront fee of $10 million is included as unearned revenue in other current liabilities as of March 31, 2023 and December 31, 2022, respectively. Refer Notes 6 and 11 and for additional details of the Company's agreement with Telcon.

NOTE 4 — SELECTED FINANCIAL STATEMENT — ASSETS

Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials and components	$1,362	$1,393
Work-in-process	280	513
Finished goods	5,526	5,428
Inventory reserve	(4,952)	(4,955)
Total inventories, net	$2,216	$2,379

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$404	$598
Prepaid expenses	419	467
Other current assets	401	449
Total prepaid expenses and other current assets	$1,224	$1,514

Property and equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Equipment	$373	$367
Leasehold improvements	39	39
Furniture and fixtures	99	99
Total property and equipment	511	505
Less: accumulated depreciation	(439)	(430)
Total property and equipment, net	$72	$75

During the three months ended March 31, 2023 and 2022, depreciation expense was approximately $9,000 and $11,000, respectively.

NOTE 5 — INVESTMENTS

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% per year, payable quarterly. Beginning October 16, 2021, the Company became entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately $8.00 per share. The initial conversion price is subject to downward adjustment on a monthly based on the volume-weighted average market price of Telcon shares as reported on Korean Securities Dealers Automated Quotations Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares and to customary antidilution adjustments upon a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. The conversion price as of March 31, 2023 is set forth in the “Investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right described above or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Notes 6 and 11.

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

The following table sets forth the fair value and changes in fair value of the investment in the Telcon convertible bond as of March 31, 2023 and December 31, 2022 (in thousands):

Investment in convertible bond	March 31, 2023	December 31, 2022
Balance, beginning of period	$19,971	$26,100
Sales of convertible bond	—	(2,919)
Net loss on investment on convertible bond	—	(126)
Change in fair value included in the statement of other comprehensive income	(544)	(3,084)
Balance, end of period	$19,427	$19,971

The fair value as of March 31, 2022 and December 31, 2022 was based upon following assumptions:

	March 31, 2023	December 31, 2022
Principal outstanding (South Korean won)	KRW 26.5 billion	KRW 26.5 billion
Stock price	KRW1,065	KRW 1,015
Expected life (in years)	7.55	7.79
Selected yield	14.25%	13.50%
Expected volatility (Telcon common stock)	80.30%	78.50%
Risk-free interest rate (South Korea government bond)	3.30%	3.74%
Expected dividend yield	—	—
Conversion price	KRW1,068(US$0.82)	KRW1,068(US$0.85)

Equity method investment – During 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings, Inc., or EJ Holdings, to acquire, own and operate an amino acids manufacturing facility in Ube, Japan. In connection with the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings voting shares. JIP owns 60% of EJ Holdings voting shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.6 million. The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. The loan matures on September 30, 2028 and bears interest at the rate of 1%, payable annually. The parties also contemplated that the Ube facility will eventually supply the Company with the facility’s output of amino acids, that the operation of the facility would be principally for the Company’s benefit and, as such, that major decisions affecting EJ Holdings and the Ube facility would be made by EJ Holdings’ board of directors, a majority of which are representatives of JIP, in consultation with the Company. During three months ended March 31, 2023, the Company made additional $1.1 million of loans to EJ Holdings. As of March 31, 2023 and December 31, 2022, the loans receivable from EJ Holdings were approximately $25.7 million and $25.0 million, respectively as reflected in equity method investment on the consolidated balance sheets.

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

The Company has determined that EJ Holdings is a variable interest entity, or VIE, based upon its dependence on loan financing provided by the Company to acquire the Ube facility and to carry on EJ Holdings’ activities and that the EJ Holdings’ activities are principally for the Company’s benefit. JIP, however, owns 60% of EJ Holdings and is entitled to designate a majority of the directors of EJ Holdings as well as its Chief Executive Officer and outside auditors, and, as such, controls the management, business, and operations of EJ Holdings. Accordingly, the Company accounts for its variable interest in EJ Holdings under the equity method.

The Company’s share of the losses reported by EJ Holdings are classified as net losses on equity method investment. The investment is evaluated for impairment if facts and circumstances indicate that the carrying value may not be recoverable, an impairment charge would be recorded.

The following table sets forth certain unaudited financial information of EJ Holdings for the three months ended March 31, 2023 and 2022 (in thousands):

	3 Month Ended March 31,
	2023 (Unaudited)	2022 (Unaudited)
Revenue, net	$54	$54
Net loss	$(1,318)	$(1,414)

NOTE 6 — SELECTED FINANCIAL STATEMENT - LIABILITIES

Accounts payable and accrued expenses consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable:
Clinical and regulatory expenses	$393	$361
Professional fees	652	626
Selling expenses	1,756	1,363
Manufacturing costs	1,023	650
Non-employee board member compensation	552	484
Other vendors	357	301
Total accounts payable	4,733	3,785
Accrued interest payable, related parties	377	144
Accrued interest payable	2,595	2,381
Accrued expenses:
Payroll expenses	1,241	1,263
Government rebates and other rebates	4,973	5,536
Other accrued expenses	504	440
Total accrued expenses	6,718	7,239
Total accounts payable and accrued expenses	$14,423	13,549

Other current liabilities consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Trade discount	$2,500	$1,200
Unearned revenue (a)	10,000	10,000
Other current liabilities	1,472	1,717
Total other current liabilities	$13,972	$12,917

(a) The amount represents upfront fee received from Telcon pursuant to the distributor agreement. Refer Note 3 for additional details.

Other long-term liabilities consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Trade discount	$20,223	$21,682
Other long-term liabilities	33	32
Total other long-term liabilities	$20,256	$21,714

On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual target for bulk containers of PGLG. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain items of the API Supply Agreement (the “revised API Agreement”). The Company purchased $310,000 of PGLG from Telcon in three months ended March 31, 2023 and purchased $200,000 of PGLG in the three months ended March 31, 2022, of which $962,000 and $644,000 were reflected in accounts payable as of March 31, 2023 and December 31, 2022, respectively. The revised API Agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement. See Note 5 for information regarding the settlement in the three months ended March 31, 2022 of the target shortfall for 2021 and 2020.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at March 31, 2023 and December 31, 2022 (in thousands except for number of underlying shares):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding March 31, 2023	Unamortized Discount March 31, 2023	Carrying Amount March 31, 2023		Underlying Shares March 31, 2023
Notes payable
2013	10%	Due on demand	—		$750	$—	$750		—
2021	11%	Due on demand - 2 years	—		2,058	—	2,058		—
2022	10%-28%	Due on demand - 15 month	—		3,228	69	3,159		—
2023	11%-60%	Due on demand - 32 weeks			2,385	27	2,358		—
					$8,421	$96	$8,325		—
		Current			$8,421	$96	$8,325		—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100		—
2021	12%	Due on demand	—		700	—	700		—
2022	6%-12%	Due on demand - 5 years	—		4,976	168	4,881	(c)	—
2023	10%	Due on demand			227	—	227
					$6,003	$168	$5,908		—
		Current			$2,482	$—	$2,482		—
		Non-current			$3,521	$168	$3,426		—
Convertible notes payable
2020	12%	3 years	$10.00	(a)	3,150	—	3,150		335,605
2021	2%	3 years	$0.37	(b)	13,640	2,103	11,537		40,652,575
					$16,790	$2,103	$14,687		40,988,180
		Current			$16,790	$2,103	$14,687		40,988,180
Convertible notes payable - related parties
2023	10%	2 years	$0.50		1,000	—	1,000		2,040,000
					$1,000	$—	$1,000		2,040,000
		Non-current			$1,000	$—	$1,000		2,040,000
		Total			$32,214	$2,367	$29,920		43,028,180

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2022	Unamortized Discount December 31, 2022	Carrying Amount December 31, 2022		Underlying Shares December 31, 2022
Notes payable
2013	10%	Due on demand	—		$763	$—	$763		—
2021	11%	Due on demand - 2 years	—		2,843	—	2,843		—
2022	10% - 28%	Due on demand - 15 months	—		3,696	108	$3,588
					$7,302	$108	$7,194		—
		Current			$6,919	$105	$6,814		—
		Non-current			$383	$3	$380		—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100		—
2021	12%	Due on demand	—		700	—	700		—
2022	6%-12%	Due on demand - 5 years	—		5,026	175	4,913	(c)	—
					$5,826	$175	$5,713		—
		Current			$2,305	$—	$2,367		—
		Non-current			$3,521	$175	$3,346		—
Convertible notes payable
2020	12%	3 years	$10.00	(a)	3,150	—	3,150		326,655
2021	2%	3 years	$0.37	(b)	14,140	2,635	11,505		41,318,094
					$17,290	$2,635	$14,655		41,644,749
		Current			$17,290	$2,635	$14,655		41,644,749
		Grand Total			$30,418	$2,918	$27,562		41,644,749

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
(c)
Includes $73,000 and $63,000 of the fair value of embedded derivative as of March 31, 2023 and December 31, 2022, respectively.

The weighted-average stated annual interest rate of notes payable was 10% and 8% as of March 31, 2023 and December 31, 2022, respectively. The weighted-average effective annual interest rate of notes payable as of March 31, 2023 and December 31, 2022 was 21% and 20%, respectively, after giving effect to discounts relating to conversion features, warrants and deferred financing costs relating to the notes.

As of March 31, 2023, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending
2023 (nine months)	$25,930	(a)
2024	1,763
2025	2,200
2027	2,321
Total	$32,214
(a)
Includes 13.6 million principal amount of convertible notes subject to redemption at any time at the election of the holders.

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

Commencing one year from the original issue date, the convertible promissory notes became convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $1.48 per share, which equaled the “Average VWAP” (as defined) of the Company’s common stock on the effective date. The initial conversion price is subject to adjustment as of the end of each three-month period following the original issue date, commencing May 31, 2021, to equal the Average VWAP as of the end of such three-month period if such Average VWAP is less than the then-conversion price. There is no floor on the conversion price. The conversion price will be subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes. In January 2023, $500,000 principal amount of the convertible promissory notes was converted into 1,351,351 shares of the Company's common stock. As of March 31, 2023, the conversion price was $0.37 per share.

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

The conversion feature of the convertible promissory notes is separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. The following table sets forth the fair value of the conversion feature liability as of March 31, 2023 and December 31, 2022 (in thousands):

Convertible promissory notes	March 31, 2023	December 31, 2022
Balance, beginning of period	$3,248	$7,507
Change in fair value included in the statement of operations	(89)	(4,259)
Balance, end of period	$3,159	$3,248

The fair value and any change in fair value of conversion feature liability are determined using a binominal lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair value as of March 31, 2023 and December 31, 2022 was based upon following assumptions:

Convertible promissory notes	March 31, 2023	December 31, 2022
Stock price	$0.33	$0.26
Conversion price	$0.37	$0.37
Selected yield	29.35%	27.50%
Expected volatility	50%	50%
Time until maturity (in years)	0.92	1.16
Dividend yield	—	—
Risk-free rate	4.69%	4.68%

In June 2022, the Company entered into a Business Loan and Security Agreement and Addenda with a third-party lender pursuant to which the lender loaned the Company $1.8 million, which we refer to as the “loan amount,” of which we received net proceeds of approximately $1.7 million after deduction of the lender’s origination fee but without deduction for other transaction expenses. In August 2022, the Company repaid in full the outstanding balance of the loan and recognized debt extinguishment loss of $421,000.

In July 2022, Dr. Niihara, a Director and the Chairman, and Chief Executive Officer of the Company, and his wife loaned the Company $370,000, representing the net proceeds of personal loans to them from unaffiliated parties in the principal amount of $402,000. The loan is due and payable in a lump sum on maturity on July 31, 2027 and bears interest at the rate of 12% per annum, payable monthly in arrears. In connection with the loan, the Company granted Dr. Niihara a warrant as described in Note 8. The issuance cost of $32,000 and the fair value of warrant of $84,000 were treated as debt discount and are amortized over the five-year term of the warrant using effective interest method.

In August 2022, Dr. Niihara and his wife loaned the Company $1,576,574, representing the net proceeds of personal loans to them from unaffiliated third parties in the principal amount of $1,668,751, as well as $250,000 from personal funds. The loans are evidenced by promissory notes, which are due and payable in a lump sum on maturity on August 16, 2027 and bear interest at the rate of 10% per annum, payable monthly in arrears. The foregoing loans were in addition to a $50,000 loan to the Company from Hope International Hospice, Inc., an affiliate of Dr. and Mrs. Niihara, on August 15, 2022, which is evidenced by a demand promissory note of the Company bearing interest at the rate of 10% per annum. The proceeds of the loans were used to prepay $1,924,819 indebtedness of the Company under the Business Loan and Security Agreement referred to above.

In September 2022, Seah Lim, M.D., Ph.D., a Director of the Company, loaned the Company $1.2 million, the proceeds of which were used to augment the Company’s working capital. The principal amount of the loan and interest thereon at the rate of 6% per annum, together with 240,000 shares of the Company’s common stock, is due and payable in lump sum on maturity in September 2025. In October 2022, Dr. Lim was appointed as a director of the Company. In accordance with ACS 835, the Company accounted the right to receive shares as the bifurcated embedded derivative and the embedded derivative is measured at fair value at the inception and subsequently measured at fair value with changes in fair value recognized in income statements. The fair value of the embedded derivatives was approximately $73,000 and $63,000 as of March 31, 2023 and December 31, 2022, respectively.

In July 2022, the Company's Emmaus Medical subsidiary, entered into a Standard Merchant Cash Advance Agreement with a third party pursuant to which it sold $816,000 of accounts receivable (the “Receivables Purchased Amount”) in exchange for net proceeds of $516,000. In September 2022, Emmaus Medical and the third party entered into a similar agreement pursuant to which Emmaus Medical sold $694,960 of accounts receivable (the “Receivables Purchased Amount”) for net proceeds of $500,000. In December 2022, both loans were repaid in full and recognized debt extinguishment loss of $79,000 as the Company entered into another agreement discussed below.

In December 2022, the Company entered an Agreement for the Purchase and Sales of Future Receipts with a third party pursuant to which it sells $3,105,000 of future receipt (the "Purchased Amount") in exchange for net proceeds of $2.3 million. Under the agreement, the Company agrees to pay $103,500 on a semi-monthly until the Purchased Amount is delivered. The portion of proceeds were used to prepay indebtedness of the company under the Standard Merchant Cash Advance Agreements referred to above.

In January 2023, Wei Pei Zen, a Director of the Company, loaned the Company $1 million in exchange for a convertible promissory note of the Company in the principal amount of $1 million. The convertible promissory note is due on demand after one year from the date of issuance until two years from such date, bears interest at the annual rate of 10%, payable quarterly, and is convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $0.50 a share, or 2,000,000 shares, subject to adjustment in the event of a stock split, reverse stock split and similar event.

In February 2023, the Company entered into a promissory note agreement with a third party pursuant to which the lender loaned the Company $500,000. The loan is due on demand after two months and on maturity on August 15, 2023. It bears interest at the rate of 6 % per month.

In March 2023, Dr. Niihara and his wife and Hope International Hospice, Inc. loaned the Company $127,000 and $100,000, respectively. Both loans are due on demand and bear interest at the rate of 10% per annum.

In March 2023, Emmaus Medical entered into Revenue Purchase Agreement with third party pursuant to which it sold and assigned $700,212 of future receipts (the "Future Receipts") in exchange for net cash proceeds of $491,933. Under the agreement, the Company agreed to pay the third party 4% of weekly sales receipts until the Future Receipts have been collected. In March 2023, Emmaus Medical entered into Revenue Based Financing Agreement with third party pursuant to which it sold ad assigned $700,212 of future receipt in exchange for net proceeds of $492,132. Under the agreement that the Company agrees to pay the third party approximately $22,000 weekly until the Future Receipts have been collected.

Except as otherwise indicated above, the proceeds of the foregoing loans and other arrangements were used to augment the Company's working capital.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Warrants —In September 2022, in connection with the loans from Dr. Niihara and Mrs. Niihara, the Company granted Dr. Niihara a five-year warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.50 per share. Under ASC 480-10 and ASC 815, the warrant is classified as a liability. The fair value of the warrant liability was determined using Black-Scholes Merton model and the fair values of the warrant were $85,000 and $70,000 as of March 31, 2023 and December 31, 2022, respectively. The change in fair value was recorded in the condensed consolidated statements of operations. For three months ended March 31, 2023, the change in fair value of warrant liability was $14,000.

Warrant issued for services - On January 12, 2023, the Company granted Dr. Niihara a five-year warrant to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $4.50 in lieu of cash bonuses or salary increases. The fair value of the warrant was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based on the market value of the Company's common stock. The expected volatility was adjusted using the historical volatility of the Company's common stock and comparable publicly traded securities. For the three months ended March 31, 2023, the Company recognized $1.2 million of shared-based compensation.

On January 12, 2023, the Company granted to each of two consultants to the company five-year warrants to purchase up to 250,000 shares of common stock at an exercise price of $0.50 a share. On January 27, 2023, the Company issued a five-year warrant to purchase 500,000 shares of its common stock at an exercise price of $0.47 a share. The warrants are subject to adjustment in the event of a stock split, reverse stock split and similar events. The warrants vested in full upon the grant date. The fair value of the warrant was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares were determined by the market value of the Company's stock. The expected volatility was adjusted using the historical volatility of the Company and a comparative public traded companies. The estimated fair value of $334,000 was recorded as professional services in general and administrative expenses in the condensed consolidated statement of operations for the three month period ended March 31, 2023.

The following table presents the assumptions used to value the most recent warrants granted by the Company.

January 2023
Stock price	$0.31 - $0.49
Exercise price	$0.47 - $4.50
Expected term	5 years
Risk-free rate	3.53%-3.66%
Dividend yield	—
Volatility	116.40% - 119.14%

A summary of outstanding warrants as of March 31, 2023 and December 31, 2022 is presented below:

	March 31, 2023		December 31, 2022
	Number of Warrants	Weighted‑ Average Exercise Price	Number of Warrants	Weighted‑ Average Exercise Price
Warrants outstanding, beginning of period	6,610,520	$2.22	8,236,017	$5.78
Granted	8,500,000	4.03	500,000	2.50
Exercised	—	—	—	—
Cancelled, forfeited or expired	(174,999)	14.04	(2,125,497)	14.38
Warrants outstanding, end of period	14,935,521	$3.09	6,610,520	$2.22
Warrants exercisable end of period	14,935,521	$3.09	6,610,520	$2.22

As of March 31, 2023, the weighted-average remaining contractual life of outstanding warrants was 3.5 years.

Stock options— The Company's former 2011 Stock Incentive Plan permitted grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. Options granted under the 2011 Stock Incentive Plan expire ten years after grant. Options granted to directors vest in quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to continuous service with the Company. Each stock option outstanding under the 2011 Stock Incentive Plan at the effective time of the Merger was automatically converted into a stock option exercisable for a number of shares of the Company’s common stock and at an exercise price calculated based on the exchange ratio in the Merger. The 2011 Stock Incentive Plan expired in May 2021 and no further awards may be made under the Plan. As of December 31, 2022, 4,660,787 shares were outstanding under the 2011 Stock Incentive Plan.

The Company also formerly had an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company could grant incentive stock options and non-qualified stock option to selected employees including officers, non-employee consultants and non-employee directors. The Plan was terminated in September 2021.

On September 29, 2021, the Board of Directors of the Company adopted the Emmaus Life Sciences, Inc. 2021 Stock Incentive Plan upon the recommendation of the Compensation Committee of the Board of Directors. The 2021 Stock Incentive Plan was approved by stockholders on November 23, 2021. No more than 4,000,000 shares of common stock may be issued pursuant to awards under the 2021 Stock Incentive Plan. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the 2021 Stock Incentive Plan for stock splits, stock dividends, reverse stock splits, recapitalizations and other similar events. During the three months ended March 31, 2023 , the Company granted options to purchase 850,000 shares, 300,000 shares and 100,000 shares of common stock to employees, non-employee directors and a consultant, respectively. All options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares over three years for employees, one year for non-employee directors and immediately for the consultant. As of December 31, 2022, no awards were outstanding under the 2021 Stock Incentive Plan.

Management has valued stock options at their date of grant utilizing the Black-Scholes-Merton Option pricing model. The fair value of the underlying shares was determined by the market value of the Company's stock. The expected volatility was adjusted using the historical volatility of the Company and a comparative public traded companies. The following table presents the assumptions used on the recent dates on which options were granted by the Company. The risk‑free interest rate is based on the implied yield available on U.S. Treasury issues with a term approximating the expected life of the options depending on the date of the grant and expected life of the respective options.

January 12, 2023
Stock Price	$0.31
Exercise Price	$4.50
Expected term	5-6 years
Risk-Free Rate	3.51-3.53%
Dividend Yield	—
Volatility	108.16-116.40%

A summary of outstanding stock options as of March 31, 2023 and December 31, 2022 is presented below.

	March 31, 2023		December 31, 2022
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	4,660,787	$5.08	5,968,338	$4.78
Granted or deemed granted	1,250,000	$4.50	—	$—
Exercised	—	$—	—	$—
Cancelled, forfeited and expired	(2,364,447)	$3.46	(1,307,551)	$3.73
Options outstanding, end of period	3,546,340	$5.95	4,660,787	$5.08
Options exercisable, end of period	2,493,840	$6.57	4,645,286	$5.10
Options available for future grant	2,750,000		4,000,000

During three months ended March 31, 2023 and March 31, 2022, the Company recognized approximately $38,000 and $5,000, respectively of share-based compensation expense related to stock options. As of March 31, 2023, there was approximately $167,000 of unrecognized share-based compensation expense related to unvested stock options which is expected to be recognized over the weighted-average remaining vesting period of 2.3 year.

Amended and Restated Warrants – The Company evaluated its outstanding amended and restated warrants to purchase up to 4,038,200 shares of common stock under ASC 815-40 and concluded that the warrants should be accounted for as equity.

In January 2023, the exercise price of outstanding amended and restated warrants was reduced to $0.37 per share pursuant to the anti-dilution adjustment provisions of the warrants triggered by the conversion of an outstanding convertible promissory note into shares of common stock of the Company at a conversion price $0.37 per share. The warrants were valued using the Black-Scholes Merton option pricing model and approximately $41,000 change in fair value was recorded as additional paid-in capital and reflected in accumulated deficit.

NOTE 9 — INCOME TAX

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax income (loss) and other comprehensive income.

For the three months ended March 31, 2023 and 2022, the Company recorded a provision for state income tax of $49,000 and an income tax benefit of $103,000, respectively. The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The Company established a full valuation allowance against its federal and state deferred tax asset and there was no unrecognized tax benefit as of March 31, 2023 or March 31, 2022.

NOTE 10 — LEASES

Operating leases — The Company leases its office space under operating leases with unrelated entities.

The Company leases 21,293 square feet of office space for its headquarters in Torrance, California, at a base rental of $84,272 per month, which lease will expire on September 30, 2026. In addition, the Company leases 1,163 square feet of office space in Dubai, United Arb Emirates, which lease will expire on June 19, 2023.

The lease expense during the three months ended March 31, 2023 and 2022 was approximately $280,000 and $303,000, respectively.

Future minimum lease payments under the lease agreements were as follows as of March 31, 2023 (in thousands):

Amount
2023 (nine months)	$785
2024	1,063
2025	1,092
2026	836
Total lease payments	3,776
Less: Interest	692
Present value of lease liabilities	$3,084

As of March 31, 2023, the Company had an operating lease right-of-use asset of $2.6 million and lease liability of $3.1 million reflected on the condensed consolidated balance sheet. The weighted average remaining term of the Company’s leases as of March 31, 2023 was 3.5 years and the weighted-average discount rate was 12.9%.

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

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to loans from related parties outstanding at any time during the three months ended March 31, 2023 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at March 31, 2023	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Promissory note payable to related parties:
	Willis Lee(2)	12%	10/29/2020	Due on Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	Due on Demand	150	150	—	—
	Wei Peu Derek Zen(2)	10%	3/31/2022	Due on Demand	200	200	—	—
	Willis Lee(2)	10%	4/14/2022	Due on Demand	45	45	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	Due on Demand	40	40	—	—
	Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	8
	Hope International Hospice, Inc.(1)	10%	8/15/2022	Due on Demand	—	50	50	2
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	4
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	28
	Hope International Hospice, Inc.(1)	10%	8/17/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/17/2022	Due on Demand	60	60	—	—
	Seah Lim(2)	6%	9/16/2022	3 years	1,200	1,200	—	—
	Hope International Hospice, Inc.(1)	10%	10/20/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	Due on Demand	100	100	—	—
	Yutaka and Soomi Niihara(1)	10%	3/21/2023	Due on Demand	127	127	—	—
				Subtotal	$6,003	$6,053	$50	$42
Convertible notes payable - related parties
	Wei Peu Derek Zen(2)	10%	1/18/2023	2 years	1,000	1,000	—	—
				Subtotal	1,000	1,000	—	—
				Total	$7,003	$7,053	$50	$42

The following table sets forth information relating to loans from related parties outstanding at any time during the year ended December 31, 2022:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2022	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Willis Lee(2)	12%	10/29/2020	Due on Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Soomi Niihara(1)	12%	1/18/2022	Due on Demand	—	300	300	32
	Yasushi Nagasaki(2)	10%	2/9/2022	Due on Demand	—	50	50	4
	Hope International Hospice, Inc.(1)	10%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	George Sekulich(2)	10%	2/16/2022	Due on Demand	—	26	26	2
	Soomi Niihara(1)	10%	3/7/2022	Due on Demand	—	200	200	15
	Hope International Hospice, Inc.(1)	12%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	Due on Demand	150	150	—	—
	Wei Peu Derek Zen(2)	10%	3/31/2022	Due on Demand	200	200	—	—
	Willis Lee(2)	10%	4/14/2022	Due on Demand	45	45	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	Due on Demand	40	40	—	—
	Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	20
	Hope International Hospice, Inc.(1)	10%	8/15/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	8
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	56
	Hope International Hospice, Inc.(1)	10%	8/17/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/17/2022	Due on Demand	60	60	—	—
	Seah Lim(2)	6%	9/16/2022	3 years	1,200	1,200	—	—
	Hope International Hospice, Inc.	10%	10/20/2022	Due on Demand	100	100	—	—
				Subtotal	$5,826	$6,402	$576	$137
Revolving line of credit agreement
	Yutaka Niihara(2)	5.25%	12/27/2019	Due on Demand	—	400	400	110
				Subtotal	$—	$400	$400	$110
				Total	$5,826	$6,802	$976	$247

(1)
Dr. Niihara, a Director and the Chairman, and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc.
(2)
Officer or director.

See Notes 6 and 11 for a discussion of the Company’s agreements with Telcon, which holds 4,147,491 shares of common stock of the Company, or approximately 8.1% of the common stock outstanding as of March 31, 2023. As of March 31, 2023, the Company held a Telcon convertible bond in the principal amount of approximately $20.3 million as discussed in Note 5.

NOTE 13 — SUBSEQUENT EVENTS

See Note 11 for information relating to our revised API agreement with Telcon, which provides for target annual revenue of more than US$5,000,000 and annual “profit” (i.e., sales margin) to Telcon of US$2,500,000. The Company’s obligations under the revised API supply agreement are secured by a pledge to Telcon of the Telcon convertible bond purchased by the Company in September 2020 and the proceeds thereof. In April 2023, the Company consented to Telcon’s offset as of April 24, 2023 of KRW2.9 billion, or approximately US$2.2 million, against the principal amount of the Telcon Convertible Bond and release of KRW307 million, or approximately US$236,000 in cash proceeds to Telcon in satisfaction the target shortfalls for the year ended 2022. To the extent the annual revenue and “profit” targets provided for in the API supply agreement are not met in 2023 or future years, Telcon may be entitled to payment of the shortfall or offsets against the Telcon convertible bond and other collateral securing the Company’s obligations.

After March 31, 2023, $1,000,000 principal amount of the Company’s outstanding convertible promissory notes was converted into 2,702,702 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, the terms, “we,” “us,” “our,” “Emmaus” or the “Company” refer to Emmaus Life Sciences, Inc. and its direct and indirect subsidiaries.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “Annual Report”).

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

Company Overview

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. Our lead product, Endari® (prescription-grade L-glutamine oral powder) is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”), in adult and pediatric patients five years of age and older. In April 2022, Endari® was approved by the Ministry of Health and Prevention in the United Arab Emirates, or U.A.E, in adults and pediatric patients five years of age and older. In November and December of 2022, we received marketing authorizations for Endari® in Qatar and Kuwait, respectively. Applications for marketing authorization in other Gulf Cooperation Council, or GCC, countries are pending. While the applications are pending, the FDA approval of Endari® can be referenced to allow access to Endari® on a named-patient basis.

Endari® is marketed and sold in the U.S. by our internal commercial sales team. Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. We have agreements in place with the nation’s leading distributors as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide. In April 2022, we launched a telehealth solution to afford SCD patients’ direct access to Endari® remotely through a web portal managed by our strategic partners, including Asembia LLC, US Bioservices Corporation and UpScript IP Holdings, LLC.

As of March 31, 2023, our accumulated deficit was $255.9 million and we had cash and cash equivalents of $1.8 million. We expect net revenues to increase as we expand our commercialization of Endari® in the U.S. and the Middle East North Africa, or MENA, region. Until we can generate sufficient net revenues from Endari® sales, our future cash requirements are expected to be financed through loans from related parties, third-party loans, public or private equity or debt financings or possible corporate collaboration and licensing arrangements. We are unable to predict if or when we will become profitable.

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

Sales Discounts: We provide our customers prompt payment discounts and additional discounts to encourage bulk orders to generate needed working capital. Sales at bulk discounts offered by us increased in late 2021 and adversely affected sales in the three months ended March 31, 2022.

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

Due to the inherently unpredictable nature of the drug approval process and applicable regulatory requirements, we are unable to estimate the amount of costs of obtaining regulatory approvals of Endari® outside of the U.S. or the development of our other preclinical and clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. These and other risks and uncertainties relating to product development are described in the Annual Report under the headings “Risk Factors—Risks Related to Our Business” and “Risk Factors—Risks Related to Regulatory Oversight of our Business and Compliance with Law.”

General and Administrative Expense

General and administrative expense consists principally of salaries and related employee costs, including share-based compensation for our directors, executive officers, and employees. Other general and administrative expense includes facility costs, and professional fees and expenses for audit, legal, consulting, and tax services.

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

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or net realizable value. Substantially all raw materials purchased during each of the three months ended March 31, 2023 and 2022 were supplied by one supplier.

Results of Operations:

Three months ended March 31, 2023 and 2022

Net Revenues. Net revenues increased by $3.5 million, or 109%, to $6.7 million for the three months ended March 31, 2023, compared to $3.2 million for the three months ended March 31, 2022. The increase was primarily attributable to a recovery in U.S. sales and a $1.4 million increase in net revenues in the Middle East and Africa ("MENA") region in 2023 compared to the same period in 2022.

Cost of Goods Sold. Cost of goods sold decreased by $0.6 million, or 57%, to $0.4 million for the three months ended March 31, 2023, compared to $1.0 million for the three months ended March 31, 2022. This decrease was primarily due to the establishment of an additional reserve relating to Endari® inventory with a shelf-life of less than two years for the three months ended March 31, 2022 compared to no additional reserve made to the same period in 2023.

Research and Development Expenses. Research and development expenses decreased by 0.2 million, or 38%, to $0.3 million for the three months ended March 31, 2023, compared to $0.5 million for the three months ended March 31, 2022. The decrease was primarily due to completion of the sub-study under our Pilot/Phase 1 study of PGLG in diverticulosis in 2022.

Selling Expenses. Selling expenses increased by $0.9 million, or 59%, to $2.3 million for the three months ended March 31, 2023, compared to $1.5 million for the three months ended March 31, 2022. The increase was primarily due to increases in consulting fees.

General and Administrative Expenses. General and administrative expenses increased by $1.5 million, or 45%, to $4.9 million for the three months ended March 31, 2023, compared to $3.4 million for the three months ended March 31, 2022. The increase was primarily due to a $1.2 million increase in share-based compensation.

Other Income (Expense). Total other expense increased by $3.7 million, or 263%, to $2.3 million for the three months ended March 31, 2023, compared to $1.4 million of other income for the three months ended March 31, 2022. The increase was primarily due to a decrease of $3.0 million in change in fair value of embedded conversion option of convertible promissory notes, and an $0.8 million increase in interest expense.

Net Loss. Net loss increased by $2.0 million, or 129%, to a net loss of $3.5 million for the three months ended March 31, 2023, compared to net loss of $1.5 million for the three months ended March 31, 2022. The increase was primarily a result of an increase of $3.7 million in other expense, partially offset by a decrease of $1.9 million in loss from operations.

Liquidity and Capital Resources

Based on our losses to date, current liabilities and anticipated future net revenues and operating expenses, debt repayment obligations, anticipated continued funding of EJ Holdings and cash and cash equivalents balance of $1.8 million as of March 31, 2023, we do not have sufficient operating capital for our business without raising additional capital. We realized a net loss of $3.5 million for the three months ended March 31, 2023 and anticipate that we will continue to incur net losses for the foreseeable future and until we can generate increased net revenues from Endari® sales. While we anticipate increased net revenues as we continue to expand our commercialization of Endari® in the U.S. and in the MENA region, there is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations.

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

Liquidity represents our ability to pay our liabilities when they become due, fund our business operations, fund the operations and retrofitting of EJ Holdings’ amino acid production plant in Ube, Japan, and meet our contractual obligations, including our obligations to purchase API under our supply arrangements with Telcon, and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period, net revenues, proceeds from our accounts receivable factoring arrangement with Prestige Capital and similar sales of future receipts to other parties, proceeds from related-party loans and other financing activities. Our short-term and long-term cash requirements consist primarily of working capital requirements, general corporate needs, our contractual obligations to purchase API from Telcon, debt service under our convertible notes payable and notes payable and planned ongoing loan funding to sustain EJ Holdings’ operations. We have no contractual commitment to provide funding to EJ Holdings, but plan to continue to do so in the foreseeable to the extent we have cash available for this purpose.

As of March 31, 2023, we had outstanding $17.8 million principal amount of convertible promissory notes and $14.4 million principal amount of other notes payable. Our minimum lease payment obligations were $3.1 million, of which $0.7 million was payable within 12 months.

Our API supply agreement with Telcon provides for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, Telcon may be entitled to payment of the shortfall or to offset the shortfall against the Telcon convertible bond and proceeds thereof that are pledged as collateral to secure our obligations. With our consent in February 2022 Telcon retained cash collateral and made offsets against the outstanding balance of our Telcon convertible bond for shortfalls under the API supply agreement for 2020 and 2021.

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date that this condensed consolidated financial statements are issued, as referred to in the “Risk Factors” section of this Quarterly Report and Note 2 of the Notes to condensed consolidated financial statements included herein.

Cash flows for the three months ended March 31, 2023 and March 31, 2022

Net cash used in operating activities

Net cash used in operating activities decreased by $3.4 million, or 73%, to $1.3 million for the three months ended March 31, 2023 from $4.7 million for the three months ended March 31, 2022. This decrease was primarily due to a decrease of $1.9 million in loss from operations resulting from a $3.5 million increase in net revenues partially offset by a $1.5 million increase in operating expenses.

Net cash provided by (used in) investing activities

Net cash used in investing activities decreased by $2.3 million, or 189%, to $1.1 million for the three months ended March 31, 2023 from $1.2 million net cash provided by investing activities for the three months ended March 31, 2022. The decrease was primarily due to proceeds of $2.9 million from the deemed sale in the first quarter of 2022 of a portion of the Telcon convertible bond, resulting from the offset of target shortfalls under our revised API Agreement with Telcon against our trade discount.

Net cash from financing activities

Net cash from financing activities increased by $0.1 million, or 4%, to $2.1 million for the three months ended March 31, 2023 from $2.0 million for the three months ended March 31, 2022. This increase was the result of $0.7 million proceeds received from issuance of promissory notes and convertible notes partially offset by $0.5 million used to repay promissory notes in 2023.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since identifying the Material Weaknesses, we took several steps to remediate the Material Weaknesses, including:

•
engaging a third-party accounting consulting firms to assist us in the review of our application of GAAP to complex debt financing transactions;
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

More recently, in 2022 we completed the implementation of an integrated cloud-based enterprise resource planning system to manage our financial information and replace our outdated financial accounting systems and software. Management does not believe, however, that these deficiencies materially affect the accuracy of our financial statements.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The following should be read in conjunction with the “Risk Factors” section of the Annual Report.

The Company’s consolidated financial statements included in this Quarterly Report have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $3.5 million for the three months ended March 31, 2023 and had a working capital deficit of $50.4 million at March 31, 2023. Management expects that the Company’s current liabilities and operating expenses, including the expected costs relating to the commercialization of Endari® in the Middle East North Africa region and elsewhere, will exceed our existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the Company’s current liabilities and operating expenses, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, third-party loans, equity and debt financings or licensing or other strategic agreements. The Company has no understanding or arrangement to restructure or refinance its indebtedness or for any additional financing, and there can be no assurance that the Company will be able to restructure or refinance its existing indebtedness or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. If the Company is unable to do so, it may need to curtail business activities unrelated to the marketing and sale of Endari® or seek to restructure the Company in bankruptcy. Due to the uncertainty of the Company’s ability to meet its current liabilities and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date that this condensed consolidated financial statements are issued. The consolidated financial statements included in this Quarterly Report do not include any adjustments that might result from the outcome of these uncertainties.

Successful sales of Endari® depend on the availability of adequate coverage and reimbursement from third-party payors and governmental healthcare programs, such as Medicare and Medicaid. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or a significant part of the costs associated with their prescription drugs. Coverage determination depends on financial, clinical and economic outcomes that often disfavors new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Although Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs, the reimbursement amounts are subject to change and may not be adequate and may require higher co-payments that patients find unacceptable. Patients are unlikely to use Endari® unless reimbursement is adequate to cover a significant portion of the cost of Endari®. Future coverage and reimbursement will likely be subject to increased pressure in the U.S. Third-party coverage and reimbursement for Endari® may cease to be available or adequate in the U.S., which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2023, the Board of Directors (the “Board”) of the Company granted to Yutaka Niihara, M.D., M.P.H., the Company’s Chairman of the Board and Chief Executive Officer, a five-year warrant to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $4.50 a share, subject to adjustment in the event of a stock split, reverse stock split and similar events. The Board also granted to each of two consultants to the company five-year warrants to purchase up to 250,000 shares of common stock at an exercise price of $0.50 a share, subject to adjustment in the event of a stock split, reverse stock split and similar events. The warrants vested in full upon the grant date. The warrants were granted without registration under the Securities Act of 1933, as amended, in reliance on the exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), and Rule 506(c) of Regulation D under the Act.

On January 18, 2023, one of our directors loaned us $1 million in exchange for a convertible promissory note of the Company in the principal amount of $1 million. The convertible promissory note is due on demand after one year from the date of issuance until two years from such date, bears interest at the annual rate of 10%, payable quarterly, and is convertible at the option of the holder into shares of our common stock at a conversion price of $0.50 a share, subject to adjustment in the event of a stock split, reverse stock split and similar events.

On January 27, 2023, the Company issued a five-year warrant to purchase 500,000 shares of its common stock at an exercise price of $0.47 a share, subject to adjustment in the event of a stock split, reverse stock split and similar events, to a consulting firm in exchange for consulting services rendered to the Company.

The foregoing convertible promissory note and warrants were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act”), for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
4.1	Form of Common Stock Purchase Warrants dated as of January 11, 2023	8-K	001-35527	4.1	March 7, 2023
4.2	Convertible Promissory Note dated January 18, 2023	8-K	001-35527	4.2	March 7, 2023
4.3	Common Stock Purchase Warrant dated January 27, 2023	8-K	001-35527	4.3	March 7, 2023
4.4	Common Stock Purchase Warrant dated January 12, 2023					*
10.1	Promissory Note dated February 15, 2023					*
10.2	Promissory Note dated February 17, 2023					*
10.3	Promissory Note dated March 15, 2023					*
10.4	Promissory Note dated March 15, 2023					*
10.5	Promissory Note dated March 17, 2023					*
10.6	Promissory Note dated March 21, 2023					*
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Emmaus Life Sciences, Inc.

Dated: May 12, 2023	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Its:	Chief Executive Officer

	By:	/s/ Yasushi Nagasaki
	Name:	Yasushi Nagasaki
	Its:	Chief Financial Officer