Form 10-Q
period 2023-06-30
Emmaus Life Sciences, Inc.
filed 2023-08-14
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The registrant had 53,637,554 shares of common stock, par value $0.001 per share, outstanding as of August 10, 2023.

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended June 30, 2023

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,361	$2,021
Accounts receivable, net	5,573	375
Inventories, net	1,814	2,379
Prepaid expenses and other current assets	1,099	1,514
Total current assets	9,847	6,289
Property and equipment, net	68	75
Equity method investment	18,302	18,828
Right of use assets	2,585	2,799
Investment in convertible bond	19,210	19,971
Other assets	276	263
Total assets	$50,288	$48,225
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$15,200	$13,549
Operating lease liabilities, current portion	775	703
Conversion feature derivative, notes payable	4,217	3,248
Other current liabilities	13,994	12,917
Warrant derivative liabilities	1,111	70
Notes payable, current portion, net of discount	8,462	6,814
Notes payable to related parties	2,482	2,367
Convertible notes payable, net of discount	14,306	14,655
Convertible notes payable to related parties, net of discount	1,000	—
Total current liabilities	61,547	54,323
Operating lease liabilities, less current portion	2,225	2,553
Other long-term liabilities	18,132	21,714
Notes payable, less current portion	—	380
Notes payable to related parties, net	3,416	3,346
Total liabilities	85,320	82,316
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 53,637,554 and 49,583,501 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	54	50
Additional paid-in capital	222,415	220,815
Accumulated other comprehensive loss	(114)	(2,619)
Accumulated deficit	(257,387)	(252,337)
Total stockholders’ deficit	(35,032)	(34,091)
Total liabilities & stockholders’ deficit	$50,288	$48,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES, NET	$10,759	$4,287	$17,512	$7,521
COST OF GOODS SOLD	508	396	937	1,403
GROSS PROFIT	10,251	3,891	16,575	6,118
OPERATING EXPENSES
Research and development	320	298	609	764
Selling	2,531	1,952	4,848	3,412
General and administrative	4,074	3,081	8,957	6,450
Total operating expenses	6,925	5,331	14,414	10,626
INCOME (LOSS) FROM OPERATIONS	3,326	(1,440)	2,161	(4,508)
OTHER INCOME (EXPENSE)
Change in fair value of warrant derivative liabilities	459	542	445	1,290
Change in fair value of conversion feature derivative, notes payable	(1,058)	(3,695)	(969)	(615)
Realized loss on investment in convertible bond	(297)	—	(297)	(133)
Net loss on equity method investment	(439)	(493)	(966)	(1,059)
Foreign exchange loss	(1,887)	(2,470)	(2,406)	(3,661)
Interest and other income	173	133	333	355
Interest expense	(1,793)	(1,287)	(3,295)	(2,024)
Total other expenses	(4,842)	(7,270)	(7,155)	(5,847)
LOSS BEFORE INCOME TAXES	(1,516)	(8,710)	(4,994)	(10,355)
Income tax provision (benefit)	(34)	182	15	79
NET LOSS	(1,482)	(8,892)	(5,009)	(10,434)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on debt securities available for sale (net of tax)	1,909	(4,415)	1,365	(4,065)
Reclassification adjustment for gain included in net income	403	—	403	7
Foreign currency translation adjustments	551	643	737	974
OTHER COMPREHENSIVE INCOME (LOSS)	2,863	(3,772)	2,505	(3,084)
COMPREHENSIVE INCOME (LOSS)	$1,381	$(12,664)	$(2,504)	$(13,518)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.03)	$(0.18)	$(0.10)	$(0.21)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	52,865,353	49,319,995	51,793,445	49,315,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income (loss)	deficit	deficit
Balance, January 1, 2023	49,583,501	$50	$220,815	$(2,619)	$(252,337)	$(34,091)
Change in fair value of warrants including down-round protection adjustments	—	—	41	—	(41)	—
Convertible notes converted to shares	1,351,351	1	499	—	—	500
Share-based compensation	—	—	37	—	—	37
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	(544)	—	(544)
Foreign currency translation effect	—	—	—	186	—	186
Net loss	—	—	—	—	(3,527)	(3,527)
Balance, March 31, 2023	50,934,852	51	221,392	(2,977)	(255,905)	(37,439)
Convertible notes converted to shares	2,702,702	3	997			1,000
Share-based compensation	—	—	26	—	—	26
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	1,909	—	1,909
Reclassification adjustment for gain included in net income	—	—	—	403	—	403
Foreign currency translation effect	—	—	—	551	—	551
Net loss	—	—	—	—	(1,482)	(1,482)
Balance, June 30, 2023	53,637,554	$54	$222,415	$(114)	$(257,387)	$(35,032)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income (loss)	deficit	deficit
Balance January 1, 2022	49,311,864	$49	$220,022	$(255)	$(241,266)	$(21,450)
Share-based compensation	—	—	5	—	—	5
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	350	—	350
Reclassification adjustment for gain included in net income	—	—	—	7	—	7
Foreign currency translation effect	—	—	—	331	—	331
Net loss	—	—	—	—	(1,542)	(1,542)
Balance, March 31, 2022	49,311,864	49	220,027	433	(242,808)	(22,299)
Reclassification of warrants from liability to equity	—	—	213	—	—	213
Fair value of warrants including down-round protection adjustments	—	—	446	—	(446)	—
Common stock issued for services	246,637	1	109			110
Share-based compensation	—	—	5	—	—	5
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	(4,415)	—	(4,415)
Foreign currency translation effect	—	—	—	643	—	643
Net loss	—	—	—	—	(8,892)	(8,892)
Balance, June 30, 2022	49,558,501	$50	$220,800	$(3,339)	$(252,146)	$(34,635)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,009)	$(10,434)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	18	28
Inventory reserve	16	1,008
Amortization of discount of notes payable and convertible notes payable	1,266	770
Foreign exchange adjustments	2,382	3,811
Realized loss on investment on convertible bond	297	133
Loss on equity method investment	966	1,059
Loss on disposal of property and equipment	—	2
Loss on leased assets	—	22
Share-based compensation	1,215	10
Fair value of warrants issued for services	334	—
Change in fair value of warrant derivative liabilities	(445)	(1,290)
Change in fair value of conversion feature derivative, notes payable	969	615
Changes in fair value option instrument	(7)	—
Net changes in operating assets and liabilities
Accounts receivable	(5,204)	(188)
Inventories	543	233
Prepaid expenses and other current assets	331	365
Other non-current assets	282	321
Accounts payable and accrued expenses	2,201	1,172
Other current liabilities	(316)	(3,002)
Other long-term liabilities	(2,436)	(431)
Net cash flows used in operating activities	(2,597)	(5,796)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of convertible bond	2,232	2,919
Purchase of property and equipment	(11)	(18)
Loan to equity method investee	(2,248)	(3,326)
Net cash flows used in investing activities	(27)	(425)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued, net of issuance cost	2,453	2,918
Proceeds from notes payable issued, related parties	227	2,121
Proceeds from convertible notes payable issued, related party	1,000	—
Payments of notes payable	(1,642)	(90)
Payments of notes payable, related party	(50)	—
Net cash flows provided by financing activities	1,988	4,949
Effect of exchange rate changes on cash	(24)	(25)
Net decrease in cash and cash equivalents	(660)	(1,297)
Cash and cash equivalents, beginning of period	2,021	2,279
Cash and cash equivalents, end of period	$1,361	$982

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$1,018	$285
Income taxes paid / (refunded)	$(68)	$16
NON-CASH INVESING AND FINANCING ACTIVITIES
Renewal of notes payable including interests capitalized	$618	$—
Conversion of convertible note payable to common stock	$1,500	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc., (“Emmaus”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. The condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023. The accompanying condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated balance sheet at December 31, 2022 contained in the Annual Report. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any future interim period.

Nature of Operations

The Company is a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sales of innovative treatments and therapies, primarily for rare and orphan diseases. The Company’s lead product, Endari® (prescription grade L-glutamine oral powder) is approved by the U.S. Food and Drug Administration, or FDA, and in certain foreign markets to reduce the acute complications of sickle cell disease (“SCD”) in adult and pediatric patients five years of age and older.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Annual Report. There have been no material changes in these policies or their application.

Going concern— The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $5.0 million for the six months ended June 30, 2023 and had a working capital deficit of $51.7 million as of June 30, 2023. Management expects that the Company’s current liabilities, operating losses and expected capital needs, including the expected costs relating to the commercialization of Endari® in the Middle East North Africa ("MENA") region and elsewhere and continued funding of EJ Holdings, Inc. will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the Company’s current liabilities and future obligations, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, third-party loans, equity or debt financings or licensing or other strategic agreements. The Company has no understanding or arrangement for any additional financing, and there can be no assurance that the Company will be able to obtain additional related-party or third-party loans or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. Due to the uncertainty of the Company’s ability to meet its current liability and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date that this condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has considered all recent accounting pronouncements and determined that they will not have a material effect on the Company’s condensed consolidated financial statements.

Prior period misclassification - During the quarter ended June 30, 2023, the Company identified a misclassification related to common stock warrants that were issued in January 2023. The common stock warrants issued in January 2023 in the amount of $1.4 million, should have been recorded as warrant derivative liabilities, as opposed to recorded in additional paid-in capital at their estimated fair value as the warrants did not meet equity classification in accordance with ASC815-40-25-10. The Company corrected the misclassification in the condensed consolidated financial statements for the six months ended June 30, 2023. The Company believes the correction of the misclassification is quantitatively and qualitatively not material to the previously issued condensed consolidated financial statements for the prior period.

The condensed consolidated statements of stockholders’ deficit included in this Quarterly Report as of June 30, 2023 differ from the From 10-Q’s for period ended March 2023, reflecting the misclassification of $1.4 million from additional paid-in capital and warrant derivative liability for warrants issued in January 2023.

Factoring accounts receivable — Emmaus Medical, Inc., or Emmaus Medical, the Company's indirect wholly owned subsidiary, has entered into a purchase and sales agreement with Prestige Capital Finance, LLC or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 70% to 75% of the face amount of the accounts receivable, subject to a $7.5 million cap on advances at any time. The balance of the face amount of the accounts receivables is reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable. Emmaus Medical’s obligations to Prestige Capital under the purchase and sale agreement are secured by a security interest in the accounts receivable and all or substantially all other assets of Emmaus Medical. In connection with the purchase and sale agreement, Emmaus has guaranteed Emmaus Medical’s obligations under the purchase and sale agreement. Accounts receivable included approximately $286,000 and $730,000 of factoring accounts receivable and other current liabilities included approximately $6,000 and $55,000 of liabilities from factoring at June 30, 2023 and December 31, 2022, respectively. For the three months ended June 30, 2023 and 2022, the Company incurred approximately $231,000 and $101,000, respectively, of factoring fees. For the six months ended June 30, 2023 and 2022, the Company incurred approximately $340,000 and $154,000, respectively of factoring fees.

Net loss per share — In accordance with Accounting Standard Codification (“ASC”) 260, “Earnings per Share,” the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per share is computed in a similar manner, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2023 and June 30, 2022, the Company had outstanding potentially dilutive securities exercisable for or convertible into 69,300,024 shares and 52,523,286 shares, respectively, of common stock. No potentially dilutive securities were included in the calculation of diluted net loss per share, since the effect would have been anti-dilutive for the periods ended June 30, 2023 and June 30, 2022.

Recent Accounting Pronouncement - Effective January 1, 2023, the Company adopted Accounting Standards Update 2016-13, Financial Instrument - Credit Losses (Topic 326), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new model, referred to as the current expected credit losses model, applies to financial assets subject to credit losses and measured at amortized costs, as well as certain off-balance sheet credit exposures. The adoption of this pronouncement did not have material impact on the Company's results of operations, financial condition or cash flow based on the current information.

NOTE 3 — REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Endari®	$10,477	$4,261	$16,992	$7,309
Other	282	26	$520	212
Revenues, net	$10,759	$4,287	$17,512	$7,521

The following table summarizes the revenue allowance and accrual activities for the six months ended June 30, 2023 and June 30, 2022 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2022	$1,358	$3,718	$415	$5,491
Provision related to sales in the current year	1,213	2,095	262	3,570
Adjustments related to prior period sales	(213)	136	—	(77)
Credits and payments made	(1,463)	(1,536)	(360)	(3,359)
Balance as of June 30, 2023	$895	$4,413	$317	$5,625

Balance as of December 31, 2021	$1,480	$3,134	$540	$5,154
Provision related to sales in the current year	1,329	1,311	159	$2,799
Adjustments related to prior period sales	(56)	13	728	$685
Credits and payments made	(1,288)	(1,055)	(854)	$(3,197)
Balance as of June 30, 2022	$1,465	$3,403	$573	$5,441

The following table summarizes revenues attributable to each of our customers that accounted for 10% or more of our net revenues in the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	15%	50%	17%	31%
Customer B	16%	9%	15%	23%
Customer C	9%	10%	8%	12%
Customer D	11%	15%	17%	9%
Customer E	21%	0%	16%	7%

On June 15, 2017, the Company entered into a distributor agreement with Telcon RF Pharmaceutical, Inc., or Telcon, pursuant to which it granted Telcon exclusive rights to the Company’s prescription grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from the Company specified minimum quantities of the PGLG. Telcon had the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the Company is obliged to repay Telcon the $10 million upfront fee. In January 2023, Telcon terminated the distributor agreement, and the upfront fee of $10 million is included as unearned revenue in other current liabilities as of June 30, 2023 and December 31, 2022, respectively. See Notes 6 and 11 and for additional details of the Company's agreement with Telcon.

NOTE 4 — SELECTED FINANCIAL STATEMENT — ASSETS

Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials and components	$1,362	$1,393
Work-in-process	224	513
Finished goods	5,198	5,428
Inventory reserve	(4,970)	(4,955)
Total inventories, net	$1,814	$2,379

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$328	$598
Prepaid expenses	337	467
Other current assets	434	449
Total prepaid expenses and other current assets	$1,099	$1,514

Property and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Equipment	$377	$367
Leasehold improvements	39	39
Furniture and fixtures	99	99
Total property and equipment	515	505
Less: accumulated depreciation	(447)	(430)
Total property and equipment, net	$68	$75

During the three months ended June 30, 2023 and 2022, depreciation expense was approximately $9,000 and $10,000, respectively. During the six months ended June 30, 2023 and2022, depreciation expense was approximately $18,000 and $21,000, respectively.

NOTE 5 — INVESTMENTS

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% per year, payable quarterly. Beginning October 16, 2021, the Company became entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately $8.00 per share. The initial conversion price is subject to downward adjustment monthly based on the volume-weighted average market price of Telcon shares as reported on Korean Securities Dealers Automated Quotations Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares and to customary antidilution adjustments upon a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. The conversion price as of June 30, 2023 is set forth in the “Investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right described above or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Notes 6 and 11.

Concurrent with the purchase of the convertible bond, the Company entered into an agreement dated September 28, 2020 with Telcon pursuant to which Telcon or its designee is entitled to repurchase, at par, up to 50% in principal amount of the convertible bond at any time and from time to time commencing October 16, 2021 and prior to maturity.

The investment in convertible bond is classified as an available for sale security and remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value option recorded in other comprehensive income (loss). The fair value and any changes in fair value in the convertible bond is determined using a binomial lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock over successive periods of time.

The revised API agreement with Telcon provides for target annual revenue of more than $5 million and annual “profit” (i.e., sales margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement. In February 2022, the Company agreed to the exchange of KRW3.5 billion, or approximately $2.9 million, principal amount of and accrued and unpaid interest on the Telcon convertible bond and KRW400 million, or approximately $310,000, in cash proceeds of the convertible bond to satisfy the target shortfall for the years ended 2021 and 2020. As a result, the Company realized a net loss on investment in convertible bond of $126,000, which previously was classified as unrealized loss on debt securities available-for-sale in the other comprehensive loss, and other income of $41,000.

In April 2023, Telcon offset KRW2.9 billion, or approximately $2.2 million, against the principal amount of the Telcon convertible bond and release of KRW307 million, or approximately $236,000, in cash proceeds to Telcon in satisfaction the target shortfall for the year ended 2022. The offset is reflected as a sale of the convertible bond in the “Investment in convertible bond” table below. As a result, the Company realized a net loss on investment in convertible bond of $106,000, which previously was classified as unrealized loss on debt securities available-for-sale in the other comprehensive loss.

The following table sets forth the fair value and changes in fair value of the investment in the Telcon convertible bond as of June 30, 2023 and December 31, 2022 (in thousands):

Investment in convertible bond	June 30, 2023	December 31, 2022
Balance, beginning of period	$19,971	$26,100
Sale of convertible bond	(2,232)	(2,919)
Net gain (loss) on investment on convertible bond	106	(126)
Change in fair value included in the statement of other comprehensive income	1,365	(3,084)
Balance, end of period	$19,210	$19,971

The fair value as of June 30, 2022 and December 31, 2022 was based upon following assumptions:

	June 30, 2023	December 31, 2022
Principal outstanding (South Korean won)	KRW 23.6 billion	KRW 26.5 billion
Stock price	KRW1,158	KRW 1,015
Expected life (in years)	7.30	7.79
Selected yield	12.75%	13.50%
Expected volatility (Telcon common stock)	79.70%	78.50%
Risk-free interest rate (South Korea government bond)	3.69%	3.74%
Expected dividend yield	—	—
Conversion price	KRW1,068(US$0.81)	KRW1,068(US$0.85)

Equity method investment – In 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings, Inc., or EJ Holdings, to acquire, own and operate a former amino acids manufacturing facility in Ube, Japan. In connection with the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings’ voting shares. JIP owns 60% of EJ Holdings voting shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.6 million. The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. The loan matures on September 30, 2028 and bears interest at the rate of 1%, payable annually. The parties also contemplated that the Ube facility will eventually supply the Company with the facility’s output of amino acids, that the operation of the facility would be principally for the Company’s benefit and, as such, that major decisions affecting EJ Holdings and the Ube facility would be made by EJ Holdings’ board of directors, a majority of which are representatives of JIP, in consultation with the Company. During the six months ended June 30, 2023, the Company made $2.2 million of loans to EJ Holdings. As of June 30, 2023 and December 31, 2022, the loans receivable from EJ Holdings with foreign currency revaluation were approximately $24.7 million and $25.0 million, respectively, as reflected in equity method investment on the condensed consolidated balance sheets.

EJ Holdings is engaged in seeking to refurbish and phase in the Ube facility to eventually obtain regulatory clearance for the manufacture of PGLG in accordance with cGMP. EJ Holdings has had no substantial revenues since its inception, has depended on loans from the Company to acquire the Ube facility and fund its operations and will continue to be dependent on loans from the Company or other financing unless and until its plant is activated and it can secure customers, including the Company, for its products. There is no assurance the Company can continue to provide needed funding to EJ Holdings, or that needed funding will be available from other sources. EJ Holdings has no commitments or understandings regarding any additional funding. If EJ Holdings fails to obtain needed funding, it may need to suspend activities at the Ube plant. Under the asset purchase agreement by which EJ Holdings purchased the Ube plant, the seller has the right to repurchase the plant at the purchase price, plus certain taxes, paid by EJ Holdings if the plant does not become operational within a reasonable period of time (not to exceed five years, December 25, 2024). In such event, it is likely that the Company would lose some or all of its investment.

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

The following table sets forth certain unaudited financial information of EJ Holdings for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Month Ended June 30,		Six Month Ended June 30,
	2023 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2022 (Unaudited)
Revenue, net	$45	$48	$99	$102
Net loss	$(1,098)	$(1,234)	$(2,416)	$(2,648)
Net loss attributable to the Company (40%)	$(439)	$(493)	$(966)	$(1,059)

NOTE 6 — SELECTED FINANCIAL STATEMENT - LIABILITIES

Accounts payable and accrued expenses consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable:
Clinical and regulatory expenses	$499	$361
Professional fees	618	626
Selling expenses	1,210	1,363
Manufacturing costs	364	650
Non-employee director compensation	620	484
Other vendors	130	301
Total accounts payable	3,441	3,785
Accrued interest payable, related parties	525	144
Accrued interest payable	2,278	2,381
Accrued expenses:
Payroll expenses	1,868	1,263
Government rebates and other rebates	5,341	5,536
Due to customers	844	—
Other accrued expenses	903	440
Total accrued expenses	8,956	7,239
Total accounts payable and accrued expenses	$15,200	13,549

Other current liabilities consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Trade discount	$2,600	$1,200
Unearned revenue (a)	10,000	10,000
Other current liabilities	1,394	1,717
Total other current liabilities	$13,994	$12,917

(a) Represents the fee payable to Telcon pursuant to the distributor agreement. See Note 3 for additional details.

Other long-term liabilities consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Trade discount	$18,098	$21,682
Other long-term liabilities	34	32
Total other long-term liabilities	$18,132	$21,714

On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual target for bulk containers of PGLG. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain items of the API Supply Agreement (the “revised API Agreement”). The Company purchased $388,000 and $200,000 of PGLG from Telcon in six months ended June 30, 2023 and June 30, 2022, respectively, of which $364,000 and $644,000 were reflected in accounts payable as of June 30, 2023 and December 31, 2022, respectively. The revised API Agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement. See Note 5 for information regarding the settlement in the six months ended June 30, 2023 and 2022 of the target shortfall.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at June 30, 2023 and December 31, 2022 (in thousands except for number of underlying shares):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding June 30, 2023	Unamortized Discount June 30, 2023	Carrying Amount June 30, 2023		Underlying Shares June 30, 2023
Notes payable
2013	10%	Due on demand	—		$691	$—	$691		—
2022	10%-28%	Due on demand - 15 month	—		2,663	38	2,625		—
2023	11%-60%	Due on demand - 32 weeks			5,176	30	5,146		—
					$8,530	$68	$8,462		—
		Current			$8,530	$68	$8,462		—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100		—
2021	12%	Due on demand	—		700	—	700		—
2022	6%-12%	Due on demand - 5 years	—		4,976	159	4,871	(c)	—
2023	10%	Due on demand			227	—	227
					$6,003	$159	$5,898		—
		Current			$2,482	$—	$2,482		—
		Non-current			$3,521	$159	$3,416		—
Convertible notes payable
2021	2%	3 years	$0.29	(b)	12,640	1,484	11,156		48,981,102
2023	13%	6 month	$10.00	(a)	3,150	—	3,150		316,682
					$15,790	$1,484	$14,306		49,297,784
		Current			$15,790	$1,484	$14,306		49,297,784
Convertible notes payable - related parties
2023	10%	1 - 2 years	$0.50		1,000	—	1,000		2,089,863
					$1,000	$—	$1,000		2,089,863
		Current			$1,000	$—	$1,000		2,089,863
		Total			$31,323	$1,711	$29,666		51,387,647

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2022	Unamortized Discount December 31, 2022	Carrying Amount December 31, 2022		Underlying Shares December 31, 2022
Notes payable
2013	10%	Due on demand	—		$763	$—	$763		—
2021	11%	Due on demand - 2 years	—		2,843	—	2,843		—
2022	10% - 28%	Due on demand - 15 months	—		3,696	108	$3,588
					$7,302	$108	$7,194		—
		Current			$6,919	$105	$6,814		—
		Non-current			$383	$3	$380		—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100		—
2021	12%	Due on demand	—		700	—	700		—
2022	6%-12%	Due on demand - 5 years	—		5,026	175	4,913	(c)	—
					$5,826	$175	$5,713		—
		Current			$2,305	$—	$2,367		—
		Non-current			$3,521	$175	$3,346		—
Convertible notes payable
2020	12%	3 years	$10.00	(a)	3,150	—	3,150		326,655
2021	2%	3 years	$0.37	(b)	14,140	2,635	11,505		41,318,094
					$17,290	$2,635	$14,655		41,644,749
		Current			$17,290	$2,635	$14,655		41,644,749
		Grand Total			$30,418	$2,918	$27,562		41,644,749
(a)
This note is convertible into shares of EMI Holding, Inc., a wholly owned subsidiary of Emmaus Life Sciences, Inc.
(b)
The notes are convertible into shares of common stock of Emmaus Life Sciences, Inc. The note holders are entitled to call for redemption of the convertible notes payable at any time. Accordingly, the notes are classified as current liabilities.
(c)
Includes $55,000 and $63,000 of the fair value of embedded derivative as of June 30, 2023 and December 31, 2022, respectively.

The weighted-average stated annual interest rate of notes payable was 10% and 8% as of June 30, 2023 and December 31, 2022, respectively. The weighted-average effective annual interest rate of notes payable as of June 30, 2023 and December 31, 2022 was 21% and 20%, respectively, after giving effect to discounts relating to conversion features, warrants and deferred financing costs relating to the notes.

As of June 30, 2023, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending
2023 (six months)	$25,499	(a)
2024	2,303
2025	1,200
2027	2,321
Total	$31,323
(a)
Includes 12.6 million principal amount of convertible notes subject to redemption at any time at the election of the holders.

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

Commencing one year from the original issue date, the convertible promissory notes became convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $1.48 per share, which equaled the “Average VWAP” (as defined) of the Company’s common stock on the effective date. The initial conversion price is subject to adjustment as of the end of each three-month period following the original issue date, commencing May 31, 2021, to equal the Average VWAP as of the end of such three-month period if such Average VWAP is less than the then-conversion price. There is no floor on the conversion price. The conversion price will be subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes. In January 2023, $500,000 principal amount of the convertible promissory notes was converted into 1,351,351 shares of the Company's common stock. In April 2023, $1 million principal amount of the convertible promissory note was converted into 2,702,702 shares of common stock. As of June 30, 2023, the conversion price was $0.29 per share.

The convertible promissory notes bear interest at the rate of 2% per year, payable semi-annually on the last business day of August and January of each year and mature on the 3rd anniversary of the original issue date, unless earlier converted or prepaid. The convertible promissory notes are redeemable in whole or in part at the election of the holders. The convertible promissory notes are general, unsecured obligations of the Company.

The conversion feature of the convertible promissory notes is separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. The following table sets forth the fair value of the conversion feature liability as of June 30, 2023 and December 31, 2022 (in thousands):

Convertible promissory notes	June 30, 2023	December 31, 2022
Balance, beginning of period	$3,248	$7,507
Change in fair value included in the statement of operations	969	(4,259)
Balance, end of period	$4,217	$3,248

The fair value and any change in fair value of conversion feature liability are determined using a binomial lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair value as of June 30, 2023 and December 31, 2022 was based upon following assumptions:

Convertible promissory notes	June 30, 2023	December 31, 2022
Stock price	$0.23	$0.26
Conversion price	$0.29	$0.37
Selected yield	27.54%	27.50%
Expected volatility	50%	50%
Time until maturity (in years)	0.67	1.16
Dividend yield	—	—
Risk-free rate	5.45%	4.68%

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

In September 2022, Seah Lim, M.D., Ph.D., a Director of the Company, loaned the Company $1.2 million, the proceeds of which were used to augment the Company’s working capital. The principal amount of the loan and interest thereon at the rate of 6% per annum, together with 240,000 shares of the Company’s common stock, is due and payable in lump sum on maturity in September 2025. In October 2022, Dr. Lim was appointed as a director of the Company. In accordance with ACS 835, the Company accounted the right to receive shares as the bifurcated embedded derivative and the embedded derivative is measured at fair value at the inception and subsequently measured at fair value with changes in fair value recognized in the condensed consolidated statements of operations. The fair value of the embedded derivatives was approximately $55,000 and $63,000 as of June 30, 2023 and December 31, 2022, respectively.

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

In December 2022, the Company entered into an Agreement for the Purchase and Sales of Future Receipts with a third party pursuant to which it sells $3,105,000 of future receipt (the "Purchased Amount") in exchange for net proceeds of $2.3 million. Under the agreement, the Company agrees to pay $103,500 semi-monthly until the Purchased Amount is delivered. The portion of proceeds were used to prepay indebtedness of the company under the Standard Merchant Cash Advance Agreements referred to above.

In January 2023, Wei Pei Zen, a Director of the Company, loaned the Company the principal amount of $1 million in exchange for a convertible promissory note of the Company. The convertible promissory note is due on demand after one year from the date of issuance until two years from such date, bears interest at the annual rate of 10%, payable quarterly, and is convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $0.50 a share, or 2,000,000 shares, subject to adjustment in the event of a stock split, reverse stock split and similar event.

In February 2023, the Company entered into a promissory note agreement with a third party pursuant to which the lender loaned the Company $500,000. The loan is due on demand after two months and on maturity on August 15, 2023. It bears interest at the rate of 5% per month.

In March 2023, Dr. Niihara and his wife and Hope International Hospice, Inc. loaned the Company $127,000 and $100,000, respectively. Both loans are due on demand and bear interest at the rate of 10% per annum.

In March 2023, Emmaus Medical entered into Revenue Purchase Agreement with a third party pursuant to which it sold and assigned $700,212 of future receipts (the "Future Receipts") in exchange for net cash proceeds of $491,933. Under the agreement, the Company agreed to pay the third party 4% of weekly sales receipts until the Future Receipts have been collected. In March 2023, Emmaus Medical entered into Revenue Based Financing Agreement with a third party pursuant to which it sold and assigned $700,212 of future receipt in exchange for net proceeds of $492,132. Under the agreement that the Company agrees to pay the third party approximately $22,000 weekly until the Future Receipts have been collected.

In May 2023, Emmaus Medical entered into Sale of Future Receipts Agreement with third party pursuant to which it sold and assigned $528,200 of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $368,600. Under the agreement, the Company agreed to pay the third party approximately $19,000 weekly until the Purchased Amount has been collected.

In June 2023, Emmaus Medical entered into Standard Merchant Cash Advance Agreement with a third party pursuant to which it sold and assigned $877,560 of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $600,000. Under the agreement, the Company agreed to pay the third party approximately $34,000 weekly until the Purchased Amount has been collected.

Except as otherwise indicated above, the proceeds of the foregoing loans and other arrangements were used to augment the Company's working capital.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Warrants —In September 2022, in connection with the loans from Dr. Niihara and Mrs. Niihara, the Company granted Dr. Niihara a five-year warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.50 per share. Under ASC 480-10 and ASC 815, the warrant is classified as a liability. The fair value of the warrant liability was determined using Black-Scholes Merton model and the fair value of the warrant was $67,000 and $70,000 as of June 30, 2023 and December 31, 2022, respectively. For three and six months ended June 30, 2023, the change in fair value of approximately $18,000 and $4,000 was recorded in the condensed consolidated statements of operations.

Warrant issued for services - On January 12, 2023, the Company granted Dr. Niihara a five-year warrant to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $4.50 in lieu of cash bonuses or salary increases. The fair value of the warrant was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based on the market value of the Company's common stock. The expected volatility was adjusted using the historical volatility of the Company's common stock and comparable publicly traded securities. The Company also granted each of two consultants to the Company five-year warrants to purchase up to 250,000 shares of common stock at an exercise price of $0.50 a share.

On January 27, 2023, the Company granted to a consulting company a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.47 a share. The warrants are subject to adjustment in the event of a stock split, reverse stock split and similar events. The fair value of the warrants was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based upon the market value of the common stock. The expected volatility was adjusted using the historical volatility of the common stock and the market price of comparable public traded securities.

The estimated fair value of $334,000 was recorded as professional services in general and administrative expenses and the estimated fair value of $1.2 million of shared-based compensation was recognized in the condensed consolidated statement of operations for the six months ended June 30, 2023. Under ASC 480-10 and ASC 815, the warrants are classified as a liability. For the six month ended June 30, 2023, the change in fair value of approximately $441,000 was recorded in the condensed consolidated statements of operations.

The following table presents the assumptions used to value the warrants:

	June 30, 2023	March 31, 2023	January 2023
Stock price	$0.23	$0.30	$0.31 - $0.49
Exercise price	$0.47 - $4.50	$0.47 - $4.50	$0.47 - $4.50
Expected term	4.11-4.58 years	4.36 - 4.83 years	5 years
Risk-free rate	4.21%-4.58%	3.62%-3.67%	3.53%-3.66%
Dividend yield	—	—	—
Volatility	128.78%-134.9%	122.09% - 126.95%	116.40% - 119.14%

A summary of outstanding warrants as of June 30, 2023 and December 31, 2022 is presented below:

	June 30, 2023		December 31, 2022
	Number of Warrants	Weighted‑ Average Exercise Price	Number of Warrants	Weighted‑ Average Exercise Price
Warrants outstanding, beginning of period	6,610,520	$2.22	8,236,017	$5.78
Granted	8,500,000	4.03	500,000	2.50
Exercised	—	—	—	—
Cancelled, forfeited or expired	(427,801)	11.82	(2,125,497)	14.38
Warrants outstanding, end of period	14,682,719	$2.96	6,610,520	$2.22
Warrants exercisable end of period	14,682,719	$2.96	6,610,520	$2.22

As of June 30, 2023, the weighted-average remaining contractual life of outstanding warrants was 3.3 years.

Stock options— The Company's former 2011 Stock Incentive Plan permitted grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. Options granted under the 2011 Stock Incentive Plan generally expire ten years after grant. Options granted to directors vest in quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to continuous service with the Company. The 2011 Stock Incentive Plan expired in May 2021 and no further awards may be made under the Plan. As of June 30, 2023 and December 31, 2022, stock options to purchase up to 2,050,116 shares and 4,412,940 shares, respectively, were outstanding under the 2011 Stock Incentive Plan.

The Company also formerly had an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company could grant incentive stock options and non-qualified stock option to selected employees including officers, non-employee consultants and non-employee directors. The Plan was terminated in September 2021. As of June 30, 2023 and December 31, 2022, stock options to purchase up to 246,224 shares and 247,847 shares, respectively, were outstanding under the Amended and Restated 2012 Omnibus Incentive Plan.

On September 29, 2021, the Board of Directors of the Company adopted the Emmaus Life Sciences, Inc. 2021 Stock Incentive Plan upon the recommendation of the Compensation Committee of the Board of Directors. The 2021 Stock Incentive Plan was approved by stockholders on November 23, 2021. No more than 4,000,000 shares of common stock may be issued pursuant to awards under the 2021 Stock Incentive Plan. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the 2021 Stock Incentive Plan for stock splits, stock dividends, reverse stock splits, recapitalizations and other similar events. During the six months ended June 30, 2023, the Company granted options to purchase 850,000 shares, 300,000 shares and 100,000 shares of common stock to employees, non-employee directors and a consultant, respectively. All options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares over three years for employees, one year for non-employee directors and immediately for the consultant. As of June 30, 2023, stock options to purchase up to 1,250,000 shares were outstanding under the 2021 Stock Incentive Plan, while there were no awards outstanding as of December 31, 2022.

Management has valued stock options at their date of grant utilizing the Black-Scholes-Merton Option pricing model. The fair value of the underlying shares was determined by the market value of the Company's common stock. The expected volatility was adjusted using the historical volatility of the common stock and a comparable public traded securities. The following table presents the assumptions used on the recent dates on which options were granted by the Company. The risk‑free interest rate is based on the implied yield available on U.S. Treasury issues with a term approximating the expected life of the options depending on the date of the grant and expected life of the respective options.

January 12, 2023
Stock price	$0.31
Exercise price	$4.50
Expected term	5-6 years
Risk-free rate	3.51-3.53%
Dividend yield	—
Volatility	108.16-116.40%

A summary of outstanding stock options as of June 30, 2023 and December 31, 2022 is presented below.

	June 30, 2023		December 31, 2022
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	4,660,787	$5.08	5,968,338	$4.78
Granted	1,250,000	$4.50	—	$—
Exercised	—	$—	—	$—
Cancelled, forfeited and expired	(2,364,447)	$3.46	(1,307,551)	$3.73
Options outstanding, end of period	3,546,340	$5.95	4,660,787	$5.08
Options exercisable, end of period	2,596,340	$6.48	4,645,286	$5.10
Options available for future grant	2,750,000		4,000,000

During the three months ended June 30, 2023 and June 30, 2022, the Company recognized approximately $26,000 and $5,000, respectively of share-based compensation expense. During the six months ended June 30, 2023 and June 30, 2022, the Company recognized approximately $63,000 and $10,000, respectively, of share-based compensation expense. As of June 30, 2023, there was approximately $141,000 of unrecognized share-based compensation expense related to unvested stock options which is expected to be recognized over the weighted-average remaining vesting period of 2.2 years.

Amended and restated warrants – The Company evaluated its outstanding amended and restated warrants to purchase up to 4,038,200 shares of common stock under ASC 815-40 and concluded that the warrants should be accounted for as equity.

In January 2023, the exercise price of outstanding amended and restated warrants was reduced to $0.37 per share pursuant to the anti-dilution adjustment provisions of the warrants triggered by the conversion of an outstanding convertible promissory note into shares of common stock of the Company at a conversion price $0.37 per share. The warrants were valued using the Black-Scholes Merton option pricing model and approximately $41,000 in change in fair value was recorded as additional paid-in capital and reflected in accumulated deficit as of June 30, 2023.

NOTE 9 — INCOME TAX

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax income (loss) and other comprehensive income.

For the three and six months ended June 30, 2023, the Company recorded a benefit for state income tax of $34,000 and an income tax provision of $15,000, respectively. For the three and six months ended June 30, 2022, the Company recorded a provision of $182,000 and $79,000, respectively. The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The Company established a full valuation allowance against its federal and state deferred tax assets and there was no unrecognized tax benefit as of June 30, 2023 or June 30, 2022.

NOTE 10 — LEASES

Operating leases — The Company leases its office space under operating leases with unrelated entities.

The Company leases 21,293 square feet of office space for its headquarters in Torrance, California, at a base rental of $85,920 per month, which lease will expire on September 30, 2026. In addition, the Company leases 1,163 square feet of office space in Dubai, United Arab Emirates, which lease will expire on June 19, 2026.

The lease expense during the three months ended June 30, 2023 and 2022 was approximately $307,000 and $294,000, respectively, and during the six months ended June 30, 2023 and 2022, was approximately $587,000 and $597,000, respectively.

Future minimum lease payments under the lease agreements were as follows as of June 30, 2023 (in thousands):

Amount
2023 (six months)	$542
2024	1,101
2025	1,132
2026	846
Total lease payments	3,621
Less: interest	621
Present value of lease liabilities	$3,000

As of June 30, 2023, the Company had an operating lease right-of-use asset of $2.6 million and lease liability of $3.0 million reflected on the condensed consolidated balance sheet. The weighted average remaining term of the Company’s leases as of June 30, 2023 was 3.1 years and the weighted-average discount rate was 12.9%.

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

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to loans from related parties outstanding at any time during the six months ended June 30, 2023 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at June 30, 2023	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Promissory note payable to related parties:
	Willis Lee(2)	12%	10/29/2020	Due on Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	Due on Demand	150	150	—	—
	Wei Peu Derek Zen(2)	10%	3/31/2022	Due on Demand	200	200	—	—
	Willis Lee(2)	10%	4/14/2022	Due on Demand	45	45	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	Due on Demand	40	40	—	—
	Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	12
	Hope International Hospice, Inc.(1)	10%	8/15/2022	Due on Demand	—	50	50	2
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	6
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	42
	Hope International Hospice, Inc.(1)	10%	8/17/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/17/2022	Due on Demand	60	60	—	—
	Seah Lim(2)	6%	9/16/2022	3 years	1,200	1,200	—	—
	Hope International Hospice, Inc.(1)	10%	10/20/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	Due on Demand	100	100	—	—
	Yutaka and Soomi Niihara(1)	10%	3/21/2023	Due on Demand	127	127	—	—
				Subtotal	$6,003	$6,053	$50	$62
Convertible notes payable - related parties
	Wei Peu Derek Zen(2)	10%	1/18/2023	1 - 2 years	1,000	1,000	—	—
				Subtotal	1,000	1,000	—	—
				Total	$7,003	$7,053	$50	$62

The following table sets forth information relating to loans from related parties outstanding at any time during the year ended December 31, 2022:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2022	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Willis Lee(2)	12%	10/29/2020	Due on Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Soomi Niihara(1)	12%	1/18/2022	Due on Demand	—	300	300	32
	Yasushi Nagasaki(2)	10%	2/9/2022	Due on Demand	—	50	50	4
	Hope International Hospice, Inc.(1)	10%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	George Sekulich(2)	10%	2/16/2022	Due on Demand	—	26	26	2
	Soomi Niihara(1)	10%	3/7/2022	Due on Demand	—	200	200	15
	Hope International Hospice, Inc.(1)	12%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	Due on Demand	150	150	—	—
	Wei Peu Derek Zen(2)	10%	3/31/2022	Due on Demand	200	200	—	—
	Willis Lee(2)	10%	4/14/2022	Due on Demand	45	45	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	Due on Demand	40	40	—	—
	Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	20
	Hope International Hospice, Inc.(1)	10%	8/15/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	8
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	56
	Hope International Hospice, Inc.(1)	10%	8/17/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/17/2022	Due on Demand	60	60	—	—
	Seah Lim(2)	6%	9/16/2022	3 years	1,200	1,200	—	—
	Hope International Hospice, Inc.	10%	10/20/2022	Due on Demand	100	100	—	—
				Subtotal	$5,826	$6,402	$576	$137
Revolving line of credit agreement
	Yutaka Niihara(2)	5.25%	12/27/2019	Due on Demand	—	400	400	110
				Subtotal	$—	$400	$400	$110
				Total	$5,826	$6,802	$976	$247
(a)
Dr. Niihara, a Director and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc
(b)
Officer or director.

See Notes 3, 5, 6 and 11 for a discussion of the Company’s agreements with Telcon, which holds 4,147,491 shares of common stock of the Company, or approximately 7.7% of the common stock outstanding as of June 30, 2023. As of June 30, 2023, the Company held a Telcon convertible bond in the principal amount of approximately $17.9 million as discussed in Note 5.

NOTE 13 — SUBSEQUENT EVENTS

The Company evaluated events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statement.

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

Company Overview

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. Our lead product, Endari® (prescription-grade L-glutamine oral powder), is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”), in adult and pediatric patients five years of age and older. In April 2022, Endari® was approved by the Ministry of Health and Prevention in the United Arab Emirates, or U.A.E, in adults and pediatric patients five years of age and older. In November and December of 2022, we received marketing authorizations for Endari® in Qatar and Kuwait, respectively. In July 2023, we received marketing approval for Endari® in Oman. Applications for marketing authorization in other Gulf Cooperation Council, or GCC, countries are pending. While the applications are pending, the FDA approval of Endari® can be referenced to allow access to Endari® on a named-patient basis.

Endari® is marketed and sold in the U.S. by our internal commercial sales team. Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. We have agreements in place with the nation’s leading distributors as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide. In April 2022, we launched a telehealth solution to afford SCD patients’ direct access to Endari® remotely through a web portal managed by our strategic partners, including Asembia LLC and UpScript IP Holdings, LLC.

As of June 30, 2023, our accumulated deficit was $257.4 million and we had cash and cash equivalents of $1.4 million. We expect net revenues to continue to increase as we expand our commercialization of Endari® in the U.S. and the Middle East North Africa, or MENA, region. Until we can generate sufficient net revenues from Endari® sales, our future cash requirements are expected to be financed through loans from related parties, third-party loans, public or private equity or debt financings or possible corporate collaboration and licensing arrangements. We are unable to predict if or when we will become profitable.

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

Sales Discounts: We afford our customers prompt payment discounts and additional discounts to encourage bulk orders to generate needed working capital. Sales at bulk discounts offered by us increased in late 2021 and adversely affected sales in the six months ended June 30, 2022.

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

Chargebacks and Discounts: Chargebacks for fees and discounts represent the estimated obligations resulting from contractual commitments to sell products to certain specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities at prices lower than the list prices charged to distributors. The distributors charge us for the difference between what they pay for the products and our contracted selling price to these specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities. In addition, we have contractual agreements with pharmacy benefit managers who charge us for rebates and administrative fees in connection with the utilization of product. These reserves are established in the same period that the related revenues are recognized, resulting in a reduction of revenues. Chargeback amounts are generally determined at the time of resale of product by our distributors.

Cost of Goods Sold

Cost of goods sold consists primarily of expenses for raw materials, packaging, shipping, and distribution of Endari®.

Research and Development Expenses

Research and development expenses consist of expenditures for new products and technologies consisting primarily of fees paid to contract research organizations (“CRO”) that conduct clinical trials of Endari® or our product candidates, payroll-related expenses, study site payments, consultant fees and other related costs. The costs of later-stage clinical studies such as Phase 2 and 3 trials are generally higher than those of earlier studies. This is primarily due to the larger size, expanded scope, patient related healthcare and regulatory compliance costs, and generally longer duration of later-stage clinical studies.

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

Selling Expenses

Selling expenses consist principally of salaries and related costs for personnel involved in the promotion, sales, and marketing of Endari®. Other selling expenses include advertising, third party consulting costs, the cost of in-house sales personnel and travel-related costs. We expect selling expenses to increase as we acquire additional sales personnel to support the commercialization of Endari® in the U.S. and abroad.

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

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or net realizable value. Substantially all raw materials purchased during each of the six months ended June 30, 2023 and 2022 were supplied by one supplier.

Results of Operations:

Three months ended June 30, 2023 and 2022

Net Revenues. Net revenues increased by $6.5 million, or 151%, to $10.8 million for the three months ended June 30, 2023, compared to $4.3 million for the three months ended June 30, 2022. The increase was primarily attributable to a $4.1 million increase in net revenue in the MENA region in 2023 and a recovery in U.S. sales compared to the same period in 2022.

Cost of Goods Sold. Cost of goods sold increased by $0.1 million, or 28%, to $0.5 million for the three months ended June 30, 2023, compared to $0.4 million for the three months ended June 30, 2022. This increase was primarily due to an increase of sales and to reduction in the reserve relating to Endari® inventory with a shelf-life of less than two years for the three months ended June 30, 2023 compared to the same period in 2022.

Research and Development Expenses. Research and development expenses remained consistent at $0.3 million for the three months ended June 30, 2023, and for the three months ended June 30, 2022.

Selling Expenses. Selling expenses increased by $0.6 million, or 30%, to $2.5 million for the three months ended June 30, 2023, compared to $2.0 million for the three months ended June 30, 2022. The increase was primarily due to an increase in payroll expenses related to sales personnel.

General and Administrative Expenses. General and administrative expenses increased by $1.0 million, or 32%, to $4.1 million for the three months ended June 30, 2023, compared to $3.1 million for the three months ended June 30, 2022. The increase was primarily due to increases of $0.4 million in transaction costs, $0.4 million in professional fees and $0.2 million in legal settlement.

Other Income (Expense). Other expense decreased by $2.4 million, or 33%, to $4.8 million for the three months ended June 30, 2023, compared to $7.3 million of other expense for the three months ended June 30, 2022. The decrease was primarily due to a decrease of $2.6 million in change in fair value of conversion feature derivative, partially offset by an increase of $0.5 million in interest expense.

Net Loss. Net loss decreased by $7.4 million, or 83%, to $1.5 million for the three months ended June 30, 2023, compared to $8.9 million for the three months ended June 30, 2022. The decrease was primarily a result of an increase of $6.5 million in net revenues and a decrease of $2.4 in other expense.

Six months ended June 30, 2023 and 2022

Net Revenues. Net revenues increased by $10.0 million, or 133%, to $17.5 million for the six months ended June 30, 2023, compared to $7.5 million for the six months ended June 30, 2022. The increase was primarily attributable to a $5.6 million increase in net revenues in the MENA region and a recovery in U.S. sales in 2023 compared to the same period in 2022.

Cost of Goods Sold. Cost of goods sold decreased by $0.5 million, or 33%, to $0.9 million for the six months ended June 30, 2023, compared to $1.4 million for the six months ended June 30, 2022. This decrease was primarily due to a reduction of the reserve relating to Endari® inventory with a shelf-life of less than two years for the six months ended June 30, 2023 compared to the same period in 2022.

Research and Development Expenses. Research and development expenses decreased by 0.2 million, or 20%, to $0.6 million for the six months ended June 30, 2023, compared to $0.8 million for the six months ended June 30, 2022. The decrease was primarily due to completion of the sub-study under our Pilot/Phase 1 study of PGLG in diverticulosis in 2022.

Selling Expenses. Selling expenses increased by $1.4 million, or 42%, to $4.8 million for the six months ended June 30, 2023, compared to $3.4 million for the six months ended June 30, 2022. The increase was primarily due to increases in payroll expenses and consulting fees.

General and Administrative Expenses. General and administrative expenses increased by $2.5 million, or 39%, to $9.0 million for the six months ended June 30, 2023, compared to $6.5 million for the six months ended June 30, 2022. The increase was primarily due to increases of $1.2 million in share-based compensation, $0.7 million in transaction costs, $0.4 million in professional fees and $0.2 million in legal settlement.

Other Income (Expense). Other expense increased by $1.3 million, or 22%, to $7.2 million for the six months ended June 30, 2023, compared to $5.8 million of other income for the six months ended June 30, 2022. The increase was primarily due to an increase of $1.3 million in interest expenses.

Net Loss. Net loss decreased by $5.4 million, or 52%, to $5.0 million for the six months ended June 30, 2023, compared to $10.4 million for the six months ended June 30, 2022. The decrease was primarily a result of an increase of $10.0 million in net revenues, partially offset by an increase of $3.8 million in operating expenses.

Liquidity and Capital Resources

Based on our losses to date, working capital deficit, anticipated future net revenues and operating expenses, debt repayment obligations, anticipated continued funding of EJ Holdings and cash and cash equivalents balance of $1.4 million as of June 30, 2023, we do not have sufficient funds to satisfy our liabilities and obligations and operate our business without raising additional capital. We realized a net loss of $5.0 million for the six months ended June 30, 2023, and anticipate that we will continue to incur net losses for the foreseeable future and until we can generate increased net revenues from Endari® sales or discontinue funding EJ Holdings or cease other activities. While we anticipate increased net revenues as we continue to expand our commercialization of Endari® in the U.S. and in the MENA region, there is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations.

Our subsidiary, Emmaus Medical, Inc., or Emmaus Medical, is party a purchase and sale agreement with Prestige Capital Finance, LLC, or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 70% to 75% of the face amount of the accounts receivable, subject to a $7,500,000 cap on advances at any time. The balance of the face amount of the accounts receivable will be reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable.

Liquidity represents our ability to pay our liabilities when they become due, fund our business operations, fund the operations and retrofitting of EJ Holdings’ amino acid production plant in Ube, Japan, and meet our contractual obligations, including our obligations to purchase API under our supply arrangements with Telcon, and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period, net revenues, proceeds from our accounts receivable factoring arrangement with Prestige Capital and similar sales of future receipts to other parties, proceeds from related-party loans and other financing activities. Our short-term and long-term cash requirements consist primarily of working capital requirements, general corporate needs, our contractual obligations to purchase API from Telcon, debt service under our convertible notes payable and notes payable and planned ongoing loan funding to sustain EJ Holdings’ operations. We have no contractual commitment to provide funding to EJ Holdings, but plan to continue to do so for the foreseeable future to the extent we have cash available for this purpose.

As of June 30, 2023, we had outstanding $16.8 million principal amount of convertible promissory notes and $14.5 million principal amount of other notes payable. Our minimum lease payment obligations were $3.0 million as of June 30, 2023, of which $1.0 million was payable within 12 months.

Our API supply agreement with Telcon provides for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, Telcon may be entitled to payment of the shortfall or to offset the shortfall against the Telcon convertible bond and proceeds thereof that are pledged as collateral to secure our obligations. In April 2023 and February 2022, Telcon retained cash collateral and made offsets against the outstanding balance of our Telcon convertible bond to compensate for target shortfalls under the API supply agreement.

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

Cash flows for the six months ended June 30, 2023 and June 30, 2022

Net cash used in operating activities

Net cash used in operating activities decreased by $3.2 million, or 55%, to $2.6 million for the six months ended June 30, 2023 from $5.8 million for the six months ended June 30, 2022. This decrease was primarily due to a decrease of $6.7 million in loss from operations resulting from a $10.0 million increase in net revenues partially offset by a $3.8 million increase in operating expenses.

Net cash used in investing activities

Net cash used in investing activities decreased by $0.4 million, or 94%, to $27,000 for the six months ended June 30, 2023 from $0.4 million for the six months ended June 30, 2022. The decrease was primarily due to a decrease of $1 million in loans to equity method investee, partially offset by a decrease of $0.6 million in sale of Telcon convertible note.

Net cash from financing activities

Net cash from financing activities decrease by $3.0 million, or 60%, to $2.0 million for the six months ended June 30, 2023 from $4.9 million for the six months ended June 30, 2022. This decrease was due to a decrease of $1.4 million in proceeds received from issuance of promissory notes and convertible notes in addition to an increase of $1.6 million in repayment of promissory notes in 2023.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There were no material changes in our critical accounting policies during the six months ended June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
establishing a Disclosure Committee to ensure more effective internal communication regarding significant transactions and our financial reporting; and
•
implementing an integrated cloud-based enterprise resource planning system to manage our financial information and replace our outdated financial accounting systems and software.

Management does not believe the Material Weakness materially affect the accuracy of our financial statements.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The following should be read in conjunction with the “Risk Factors” section of the Annual Report and our Quarterly Report on Form 10-Q for the three months ended March 31, 2023 filed with the SEC on May 15, 2023.

The Company’s consolidated financial statements included in this Quarterly Report have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $5.0 million for the six months ended June 30, 2023 and had a working capital deficit of $51.7 million at June 30, 2023. Management expects that the Company’s current liabilities and operating expenses, including the expected costs relating to the commercialization of Endari® in the MENA region and elsewhere, will exceed our existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the Company’s current liabilities and operating expenses, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, third-party loans, equity and debt financings or licensing or other strategic agreements. The Company has no understanding or arrangement to restructure or refinance its indebtedness or for any additional financing, and there can be no assurance that the Company will be able to restructure or refinance its existing indebtedness or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. If the Company is unable to do so, it may need to curtail business activities unrelated to the marketing and sale of Endari® or seek to restructure the Company in bankruptcy. Due to the uncertainty of the Company’s ability to meet its current liabilities and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date that this condensed consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Sales of Endari® depend on the availability of adequate coverage and reimbursement from third-party payors and governmental healthcare programs, such as Medicare and Medicaid in the U.S. and government payors in the MENA region. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or a significant part of the costs associated with their prescription drugs. Coverage determination depends on financial, clinical and economic outcomes that often disfavors new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Although Endari® currently is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs, the reimbursement amounts are subject to change and may not be adequate and may require higher co-payments that patients find unacceptable. The Company also has negotiated reimbursement rates for Endari® in the MENA region which are comparable to Medicare and Medicaid reimbursement rates. Patients are unlikely to use Endari® unless reimbursement is adequate to cover a significant portion of the cost of Endari®. Future coverage and reimbursement rates will likely be subject to increased scrutiny from payors in the U.S. and perhaps government payors in the MENA region. Third-party coverage and reimbursement for Endari® may cease to be available or adequate, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

The market for Endari® also depends on access to third-party payors’ drug formularies, which are lists of medications for which third-party payors provide coverage and reimbursement. The competition in the industry to be included in such formularies may lead to downward pricing pressures on us. Also, third-party payors may refuse to include Endari® in their formularies or otherwise restrict patient access to Endari® if a less costly generic equivalent or other alternative treatment is available.

Sales of Endari® in the MENA region are subject to lengthy reimbursement terms compared to U.S. sales, and management expects that our accounts receivable aging will be adversely affected by such terms as sales in the MENA region increase compared to our U.S. sales.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.1	Promissory Note dated April 24, 2023					*
10.2	Promissory Note dated May 3, 2023					*
10.3	Promissory Note dated May 26, 2023					*
10.4	Promissory Note dated June 14, 2023					*
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Emmaus Life Sciences, Inc.

Dated: August 14, 2023	By:	/s/ Yutaka Niihara
	Name:	Yutaka Niihara, M.D., M.P.H.
	Its:	Chief Executive Officer

	By:	/s/ Yasushi Nagasaki
	Name:	Yasushi Nagasaki
	Its:	Chief Financial Officer