Form 10-Q
period 2023-09-30
Emmaus Life Sciences, Inc.
filed 2023-11-14
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

The registrant had 53,637,554 shares of common stock, par value $0.001 per share, outstanding as of November 10, 2023.

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended September 30, 2023

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,505	$2,021
Accounts receivable, net	4,587	375
Inventories, net	1,650	2,379
Prepaid expenses and other current assets	1,515	1,514
Total current assets	9,257	6,289
Property and equipment, net	60	75
Equity method investment	17,737	18,828
Right of use assets	2,510	2,799
Investment in convertible bond	17,596	19,971
Other assets	293	263
Total assets	$47,453	$48,225
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$16,285	$13,549
Operating lease liabilities, current portion	831	703
Conversion feature derivative, notes payable	1,251	3,248
Other current liabilities	14,400	12,917
Warrant derivative liabilities	522	70
Notes payable, current portion, net of discount	8,488	6,814
Notes payable to related parties	2,422	2,367
Convertible notes payable, net of discount	15,819	14,655
Convertible notes payable to related parties, net of discount	899	—
Total current liabilities	60,917	54,323
Operating lease liabilities, less current portion	2,070	2,553
Other long-term liabilities	17,240	21,714
Notes payable, less current portion, net of discount	156	380
Notes payable to related parties, net of discount	3,400	3,346
Total liabilities	83,783	82,316
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 53,637,554 and 49,583,501 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	54	50
Additional paid-in capital	222,439	220,815
Accumulated other comprehensive loss	(1,503)	(2,619)
Accumulated deficit	(257,320)	(252,337)
Total stockholders’ deficit	(36,330)	(34,091)
Total liabilities & stockholders’ deficit	$47,453	$48,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES, NET	$5,018	$4,939	$22,530	$12,460
COST OF GOODS SOLD	214	540	1,151	1,943
GROSS PROFIT	4,804	4,399	21,379	10,517
OPERATING EXPENSES
Research and development	414	432	1,023	1,196
Selling	1,497	1,664	6,345	5,076
General and administrative	2,869	2,963	11,826	9,413
Total operating expenses	4,780	5,059	19,194	15,685
INCOME (LOSS) FROM OPERATIONS	24	(660)	2,185	(5,168)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(647)	(421)	(647)	(421)
Change in fair value of warrant derivative liabilities	589	51	1,034	1,341
Change in fair value of conversion feature derivative, notes payable	3,069	3,850	2,100	3,235
Realized loss on investment in convertible bond	—	—	(297)	(133)
Net loss on equity method investment	(381)	(431)	(1,347)	(1,490)
Foreign exchange loss	(821)	(1,470)	(3,227)	(5,131)
Interest and other income	181	175	514	530
Interest expense	(1,909)	(1,520)	(5,204)	(3,544)
Total other income (expenses)	81	234	(7,074)	(5,613)
INCOME (LOSS) BEFORE INCOME TAXES	105	(426)	(4,889)	(10,781)
Income tax provision (benefit)	38	(35)	53	44
NET INCOME (LOSS)	67	(391)	(4,942)	(10,825)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on debt securities available for sale (net of tax)	(1,614)	(3,047)	(249)	(7,112)
Reclassification adjustment for gain included in net income	—	—	403	7
Foreign currency translation adjustments	225	481	962	1,455
OTHER COMPREHENSIVE INCOME (LOSS)	(1,389)	(2,566)	1,116	(5,650)
COMPREHENSIVE LOSS	$(1,322)	$(2,957)	$(3,826)	$(16,475)
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.00	$(0.01)	$(0.09)	$(0.22)
NET LOSS PER COMMON SHARE - DILUTED	$(0.01)	$(0.01)	$(0.09)	$(0.22)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING -BASIC	53,637,554	49,558,501	52,414,903	49,397,690
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - DILUTED	138,375,065	49,558,501	52,414,903	49,397,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income (loss)	deficit	deficit
Balance, January 1, 2023	49,583,501	$50	$220,815	$(2,619)	$(252,337)	$(34,091)
Change in fair value of warrants including down-round protection adjustments	—	—	41	—	(41)	—
Convertible notes converted to shares	1,351,351	1	499	—	—	500
Share-based compensation	—	—	37	—	—	37
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	(544)	—	(544)
Foreign currency translation effect	—	—	—	186	—	186
Net loss	—	—	—	—	(3,527)	(3,527)
Balance, March 31, 2023	50,934,852	51	221,392	(2,977)	(255,905)	(37,439)
Convertible notes converted to shares	2,702,702	3	997			1,000
Share-based compensation	—	—	26	—	—	26
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	1,909	—	1,909
Reclassification adjustment for gain included in net income	—	—	—	403	—	403
Foreign currency translation effect	—	—	—	551	—	551
Net loss	—	—	—	—	(1,482)	(1,482)
Balance, June 30, 2023	53,637,554	54	222,415	(114)	(257,387)	(35,032)
Share-based compensation	—	—	24	—	—	24
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	(1,614)	—	(1,614)
Foreign currency translation effect	—	—	—	225	—	225
Net income	—	—	—	—	67	67
Balance, September 30, 2023	53,637,554	$54	$222,439	$(1,503)	$(257,320)	$(36,330)

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	income (loss)	deficit	deficit
Balance January 1, 2022	49,311,864	$49	$220,022	$(255)	$(241,266)	$(21,450)
Share-based compensation	—	—	5	—	—	5
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	350	—	350
Reclassification adjustment for gain included in net income	—	—	—	7	—	7
Foreign currency translation effect	—	—	—	331	—	331
Net loss	—	—	—	—	(1,542)	(1,542)
Balance, March 31, 2022	49,311,864	49	220,027	433	(242,808)	(22,299)
Reclassification of warrants from liability to equity	—	—	213	—	—	213
Fair value of warrants including down-round protection adjustments	—	—	446	—	(446)	—
Common stock issued for services	246,637	1	109			110
Share-based compensation	—	—	5	—	—	5
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	(4,415)	—	(4,415)
Foreign currency translation effect	—	—	—	643	—	643
Net loss	—	—	—	—	(8,892)	(8,892)
Balance, June 30, 2022	49,558,501	50	220,800	(3,339)	(252,146)	(34,635)
Share-based compensation	—	—	3	—	—	3
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	(3,047)	—	(3,047)
Foreign currency translation effect	—	—	—	481	—	481
Net loss	—	—	—	—	(391)	(391)
Balance, September 30, 2022	49,558,501	$50	$220,803	$(5,905)	$(252,537)	$(37,589)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,942)	$(10,825)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	26	40
Inventory reserve	85	1,240
Amortization of discount of notes payable and convertible notes payable	1,849	1,303
Foreign exchange adjustments	3,167	5,072
Realized loss on investment on convertible bond	297	133
Loss on equity method investment	1,347	1,490
Loss on debt extinguishment	647	421
Loss on leased assets	—	22
Share-based compensation	1,239	13
Shares issued for services	—	55
Fair value of warrants issued for services	334	—
Change in fair value of warrant derivative liabilities	(1,034)	(1,341)
Change in fair value of conversion feature derivative, notes payable	(2,100)	(3,235)
Changes in fair value option instrument	(32)	—
Net changes in operating assets and liabilities
Accounts receivable	(4,215)	(485)
Inventories	636	390
Prepaid expenses and other current assets	(3)	176
Other non-current assets	66	446
Accounts payable and accrued expenses	3,237	1,479
Other current liabilities	95	(3,199)
Other long-term liabilities	(3,238)	55
Net cash flows used in operating activities	(2,539)	(6,750)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of convertible bond	2,232	2,919
Purchase of property and equipment	(11)	(18)
Loan to equity method investee	(2,647)	(4,226)
Net cash flows used in investing activities	(426)	(1,325)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	5,706	4,283
Proceeds from notes payable issued, related parties	227	5,469
Proceeds from convertible notes payable issued	1,000	—
Proceeds from convertible notes payable issued, related party	1,000	—
Payments of notes payable	(5,341)	(2,689)
Payments of notes payable, related party	(110)	—
Net cash flows provided by financing activities	2,482	7,063
Effect of exchange rate changes on cash	(33)	(88)
Net decrease in cash and cash equivalents	(516)	(1,100)
Cash and cash equivalents, beginning of period	2,021	2,279
Cash and cash equivalents, end of period	$1,505	$1,179

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$1,679	$817
Income taxes paid	$35	$16
NON-CASH INVESING AND FINANCING ACTIVITIES
Renewal of notes payable, including interest capitalized	$618	$—
Conversion of convertible note payable to common stock	$1,500	$—
Newly acquired right-of-use lease asset	$189	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc., (“Emmaus”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. The condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023. The accompanying condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated balance sheet at December 31, 2022 contained in the Annual Report. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any future interim period.

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

Going concern— The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $4.9 million for the nine months ended September 30, 2023 and had a working capital deficit of $51.7 million as of September 30, 2023. Management expects that the Company’s current liabilities, operating losses and expected capital needs, including the expected costs relating to the commercialization of Endari® in the Middle East North Africa ("MENA") region and elsewhere will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the Company’s current liabilities and future obligations, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, third-party loans, equity or debt financings or licensing or other strategic agreements. Except as described below under "Factoring accounts receivable," the Company has no understanding or arrangement for any additional financing, and there can be no assurance that the Company will be able to restructure or refinancing its existing indebtedness or obtain additional related-party or third-party loans or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. Due to the uncertainty of the Company’s ability to meet its current liabilities and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has considered all recent accounting pronouncements and determined that they will not have a material effect on the Company’s condensed consolidated financial statements.

Factoring accounts receivable — Emmaus Medical, Inc., or Emmaus Medical, the Company's indirect wholly owned subsidiary, has entered into a purchase and sales agreement with Prestige Capital Finance, LLC or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 70% to 75% of the face amount of the accounts receivable, subject to a $7.5 million cap on advances at any time. The balance of the face amount of the accounts receivables is reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable. Emmaus Medical’s obligations to Prestige Capital under the purchase and sale agreement are secured by a security interest in the accounts receivable and all or substantially all other assets of Emmaus Medical. In connection with the purchase and sale agreement, Emmaus has guaranteed Emmaus Medical’s obligations under the purchase and sale agreement. Accounts receivable included approximately $366,000 and $730,000 of factoring accounts receivable and other current liabilities included approximately $8,000 and $55,000 of liabilities from factoring at September 30, 2023 and December 31, 2022, respectively. For the three months ended September 30, 2023 and 2022, the Company incurred approximately $100,000 and $121,000, respectively, of factoring fees. For the nine months ended September 30, 2023 and 2022, the Company incurred approximately $440,000 and $275,000, respectively of factoring fees.

Net income (loss) per share — In accordance with Accounting Standard Codification (“ASC”) 260, “Earnings per Share,” the basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per share is computed in a similar manner, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2023 and September 30, 2022, the Company had outstanding potentially dilutive securities exercisable for or convertible into 108,292,553 shares and 52,635,590 shares, respectively, of common stock. No potentially dilutive securities were included in the calculation of diluted net loss per share, since the effect would have been anti-dilutive for the each of the nine months ended September 30, 2023 and September 30, 2022.

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

NOTE 3 — REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Endari®	$4,933	$4,763	$21,925	$12,072
Other	85	176	$605	388
Revenues, net	$5,018	$4,939	$22,530	$12,460

The following table summarizes the revenue allowance and accrual activities for the nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2022	$1,358	$3,718	$415	$5,491
Provision related to sales in the current year	1,677	3,228	387	5,293
Adjustments related to prior period sales	(213)	136	25	(52)
Credits and payments made	(1,853)	(2,300)	(442)	(4,595)
Balance as of September 30, 2023	$969	$4,782	$385	$6,136

Balance as of December 31, 2021	$1,481	$3,133	$539	$5,153
Provision related to sales in the current year	1,859	1,828	210	$3,897
Adjustments related to prior period sales	(56)	18	569	$531
Credits and payments made	(2,379)	(1,656)	(977)	$(5,012)
Balance as of September 30, 2022	$905	$3,323	$341	$4,569

The following table summarizes revenues attributable to each of our customers that accounted for 10% or more of our net revenues in the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	32%	8%	20%	23%
Customer B	21%	35%	16%	27%
Customer C	12%	13%	9%	12%
Customer D	21%	15%	20%	11%
Customer E	5%	0%	14%	4%

On June 15, 2017, the Company entered into a distributor agreement with Telcon RF Pharmaceutical, Inc., or Telcon, pursuant to which it granted Telcon exclusive rights to the Company’s prescription grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from the Company specified minimum quantities of the PGLG. Telcon had the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the Company is obliged to repay Telcon the $10 million upfront fee. In January 2023, Telcon terminated the distributor agreement, and the upfront fee of $10 million is included as unearned revenue in other current liabilities as of September 30, 2023 and December 31, 2022, respectively. See Notes 6 and 11 and for additional details of the Company's agreement with Telcon.

NOTE 4 — SELECTED FINANCIAL STATEMENT — ASSETS

Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials and components	$1,362	$1,393
Work-in-process	228	513
Finished goods	5,100	5,428
Inventory reserve	(5,040)	(4,955)
Total inventories, net	$1,650	$2,379

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid insurance	$132	$598
Prepaid expenses	736	467
Other current assets	647	449
Total prepaid expenses and other current assets	$1,515	$1,514

Property and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Equipment	$377	$367
Leasehold improvements	39	39
Furniture and fixtures	99	99
Total property and equipment	515	505
Less: accumulated depreciation	(455)	(430)
Total property and equipment, net	$60	$75

During the three months ended September 30, 2023 and 2022, depreciation expense was approximately $7,000 and $9,000, respectively. During the nine months ended September 30, 2023 and 2022, depreciation expense was approximately $26,000 and $30,000, respectively.

NOTE 5 — INVESTMENTS

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% per year, payable quarterly. Beginning October 16, 2021, the Company became entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately $8.00 per share. The initial conversion price is subject to downward adjustment monthly based on the volume-weighted average market price of Telcon shares as reported on Korean Securities Dealers Automated Quotations Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares and to customary antidilution adjustments upon a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. The conversion price as of September 30, 2023 is set forth in the “Investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right described above or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Notes 6 and 11.

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

The following table sets forth the fair value and changes in fair value of the investment in the Telcon convertible bond as of September 30, 2023 and December 31, 2022 (in thousands):

Investment in convertible bond	September 30, 2023	December 31, 2022
Balance, beginning of period	$19,971	$26,100
Sale of convertible bond	(2,232)	(2,919)
Net gain (loss) on investment on convertible bond	106	(126)
Change in fair value included in the statement of other comprehensive income	(249)	(3,084)
Balance, end of period	$17,596	$19,971

The fair value as of September 30, 2023 and December 31, 2022 was based upon following assumptions:

	September 30, 2023	December 31, 2022
Principal outstanding (South Korean won)	KRW 23.6 billion	KRW 26.5 billion
Stock price	KRW 790	KRW 1,015
Expected life (in years)	7.04	7.79
Selected yield	13.25%	13.50%
Expected volatility (Telcon common stock)	75.50%	78.50%
Risk-free interest rate (South Korea government bond)	3.96%	3.74%
Expected dividend yield	—	—
Conversion price	KRW818(US$0.60)	KRW1,068(US$0.85)

Equity method investment – In 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings, Inc., or EJ Holdings, to acquire, own and operate a former amino acids manufacturing facility in Ube, Japan. In connection with the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings’ voting shares. JIP owns 60% of EJ Holdings voting shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.6 million. The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. The loan matures on September 30, 2028 and bears interest at the rate of 1%, payable annually. The parties also contemplated that the Ube facility will eventually supply the Company with the facility’s output of amino acids, that the operation of the facility would be principally for the Company’s benefit and, as such, that major decisions affecting EJ Holdings and the Ube facility would be made by EJ Holdings’ board of directors, a majority of which are representatives of JIP, in consultation with the Company. During the nine months ended September 30, 2023, the Company made $2.6 million of loans to EJ Holdings. As of September 30, 2023 and December 31, 2022, the loans receivable from EJ Holdings with foreign currency revaluation were approximately $24.4 million and $25.0 million, respectively, as reflected in equity method investment on the condensed consolidated balance sheets. The Company has suspended indefinitely further loan financing to EJ Holdings to focus on supporting the commercial expansion of Endari® in the U.S. and the MENA region.

EJ Holdings is engaged in seeking to refurbish and phase in the Ube facility to eventually obtain regulatory clearance for the manufacture of PGLG in accordance with cGMP. EJ Holdings has had no substantial revenues since its inception, has depended on loans from the Company to acquire the Ube facility and fund its operations to date and will be dependent on third-party loans or other financing. There is no assurance that needed funding will be available from other sources. EJ Holdings has no commitments or understandings regarding any additional funding. If EJ Holdings fails to obtain needed funding, it may need to suspend activities at the Ube plant. Under the asset purchase agreement by which EJ Holdings purchased the Ube plant, the seller has the right to repurchase the plant at the purchase price, plus certain taxes, paid by EJ Holdings if the plant does not become operational within a reasonable period of time not to exceed five years from the purchase of the plant, or December 25, 2024. There is no assurance, therefore, the Company will recoup all or any of its investment.

The Company has determined that EJ Holdings is a variable interest entity, or VIE, based upon its dependence on loan financing provided by the Company to acquire the Ube facility and to carry on EJ Holdings’ activities to date, and that the EJ Holdings’ activities to date have been principally for the Company’s benefit. JIP, however, owns 60% of EJ Holdings and is entitled to designate a majority of the directors of EJ Holdings as well as its Chief Executive Officer and outside auditors, and, as such, controls the management, business, and operations of EJ Holdings. Accordingly, the Company accounts for its variable interest in EJ Holdings under the equity method.

The Company’s share of the losses reported by EJ Holdings are classified as net losses on equity method investment. The Company's investment in EJ Holdings is evaluated for impairment, an impairment charge would be recorded if facts and circumstances indicate that the carrying value may not be recoverable.

The following table sets forth certain unaudited financial information of EJ Holdings for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Month Ended September 30,		Nine Month Ended September 30,
	2023 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2022 (Unaudited)
Revenue, net	$43	$46	$143	$148
Net loss	$(952)	$(1,077)	$(3,367)	$(3,725)
Net loss attributable to the Company (40%)	$(381)	$(431)	$(1,347)	$(1,490)

NOTE 6 — SELECTED FINANCIAL STATEMENT - LIABILITIES

Accounts payable and accrued expenses consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable:
Clinical and regulatory expenses	$680	$361
Professional fees	723	626
Selling expenses	1,542	1,363
Manufacturing costs	770	650
Non-employee director compensation	693	484
Other vendors	397	301
Total accounts payable	4,805	3,785
Accrued interest payable, related parties	590	144
Accrued interest payable	2,726	2,381
Accrued expenses:
Payroll expenses	1,310	1,263
Government rebates and other rebates	5,131	5,536
Due to customers	844	—
Other accrued expenses	879	440
Total accrued expenses	8,164	7,239
Total accounts payable and accrued expenses	$16,285	13,549

Other current liabilities consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Trade discount	$3,300	$1,200
Unearned revenue (a)	10,000	10,000
Other current liabilities	1,100	1,717
Total other current liabilities	$14,400	$12,917

(a) Represents the fee payable to Telcon pursuant to the distributor agreement. See Note 3 for additional details.

Other long-term liabilities consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Trade discount	$17,205	$21,682
Other long-term liabilities	35	32
Total other long-term liabilities	$17,240	$21,714

On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual target for bulk containers of PGLG. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain items of the API Supply Agreement (the “revised API Agreement”). The Company purchased $674,000 and $20,000 of PGLG from Telcon in nine months ended September 30, 2023 and September 30, 2022, respectively, of which $681,000 and $644,000 were reflected in accounts payable as of September 30, 2023 and December 31, 2022, respectively. The revised API Agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement. See Note 5 for information regarding the settlement in the nine months ended September 30, 2023 and 2022 of the target shortfall.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at September 30, 2023 and December 31, 2022 (in thousands except for number of underlying shares):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding September 30, 2023	Unamortized Discount September 30, 2023	Carrying Amount September 30, 2023		Underlying Shares September 30, 2023
Notes payable
2013	10%	Due on demand	—		$669	$—	$669		—
2022	10%-12%	Due on demand	—		1,268	—	1,268		—
2023	11%-60%	Due on demand - 56 weeks			6,835	128	6,707		—
					$8,772	$128	$8,644		—
		Current			$8,615	$127	$8,488		—
		Non-current			$157	$1	$156		—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100		—
2021	12%	Due on demand	—		700	—	700		—
2022	6%-12%	Due on demand - 5 years	—		4,916	151	4,795	(c)	—
2023	10%	Due on demand			227	—	227
					$5,943	$151	$5,822		—
		Current			$2,422	$—	$2,422		—
		Non-current			$3,521	$151	$3,400		—
Convertible notes payable
2021	2%	3 years	$0.17	(b)	12,640	971	11,669		84,737,511
2023	13%	6 month	$10.00	(a)	3,150	—	3,150		327,004
2023	10%	1 year	$0.29		1,000	—	1,000		3,472,838
					$16,790	$971	$15,819		88,537,353
		Current			$16,790	$971	$15,819		88,537,353
Convertible notes payable - related parties
2023	10%	1 - 2 years	$0.50		1,000	101	899		2,140,273
					$1,000	$101	$899		2,140,273
		Current			$1,000	$101	$899		2,140,273
		Total			$32,505	$1,351	$31,184		90,677,626

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2022	Unamortized Discount December 31, 2022	Carrying Amount December 31, 2022		Underlying Shares December 31, 2022
Notes payable
2013	10%	Due on demand	—		$763	$—	$763		—
2021	11%	Due on demand - 2 years	—		2,843	—	2,843		—
2022	10% - 28%	Due on demand - 15 months	—		3,696	108	$3,588
					$7,302	$108	$7,194		—
		Current			$6,919	$105	$6,814		—
		Non-current			$383	$3	$380		—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100		—
2021	12%	Due on demand	—		700	—	700		—
2022	6%-12%	Due on demand - 5 years	—		5,026	175	4,913	(c)	—
					$5,826	$175	$5,713		—
		Current			$2,305	$—	$2,367		—
		Non-current			$3,521	$175	$3,346		—
Convertible notes payable
2020	12%	3 years	$10.00	(a)	3,150	—	3,150		326,655
2021	2%	3 years	$0.37	(b)	14,140	2,635	11,505		41,318,094
					$17,290	$2,635	$14,655		41,644,749
		Current			$17,290	$2,635	$14,655		41,644,749
		Grand Total			$30,418	$2,918	$27,562		41,644,749
(a)
This note is convertible into shares of EMI Holding, Inc., a wholly owned subsidiary of Emmaus Life Sciences, Inc.
(b)
The notes are convertible into shares of common stock of Emmaus Life Sciences, Inc. The note holders are entitled to call for redemption of the convertible notes payable at any time. Accordingly, the notes are classified as current liabilities.

(c)
Includes $30,000 and $63,000 of the fair value of embedded derivative as of September 30, 2023 and December 31, 2022, respectively.

The weighted-average stated annual interest rate of notes payable was 11% and 8% as of September 30, 2023 and December 31, 2022, respectively. The weighted-average effective annual interest rate of notes payable for the periods ended September 30, 2023 and December 31, 2022 was 21% and 20%, respectively, after giving effect to discounts relating to conversion features, warrants and deferred financing costs relating to the notes.

As of September 30, 2023, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending
2023 (three months)	$24,784	(a)
2024	3,200
2025	2,200
2027	2,321
Total	$32,505
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

Commencing one year from the original issue date, the convertible promissory notes became convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $1.48 per share, which equaled the “Average VWAP” (as defined) of the Company’s common stock on the effective date. The initial conversion price is subject to adjustment as of the end of each three-month period following the original issue date, commencing May 31, 2021, to equal the Average VWAP as of the end of such three-month period if such Average VWAP is less than the then-conversion price. There is no floor on the conversion price. The conversion price will be subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes. In January 2023, $500,000 principal amount of the convertible promissory notes was converted into 1,351,351 shares of the Company's common stock. In April 2023, $1 million principal amount of the convertible promissory note was converted into 2,702,702 shares of common stock. As of September 30, 2023, the conversion price was $0.17 per share.

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

The conversion feature of the convertible promissory notes is separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. The following table sets forth the fair value of the conversion feature liability as of September 30, 2023 and December 31, 2022 (in thousands):

Convertible promissory notes	September 30, 2023	December 31, 2022
Balance, beginning of period	$3,248	$7,507
Change in fair value included in the statement of operations	(2,088)	(4,259)
Balance, end of period	$1,160	$3,248

The fair value and any change in fair value of conversion feature liability are determined using a binomial lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair value as of September 30, 2023 and December 31, 2022 was based upon following assumptions:

Convertible promissory notes	September 30, 2023	December 31, 2022
Stock price	$0.13	$0.26
Conversion price	$0.17	$0.37
Selected yield	28.15%	27.50%
Expected volatility	50%	50%
Time until maturity (in years)	0.41	1.16
Dividend yield	—	—
Risk-free rate	5.54%	4.68%

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

In July 2022, Dr. Niihara, the former Chairman of the Board and Chief Executive Officer of the Company, and his wife loaned the Company $370,000, representing the net proceeds of personal loans to them from unaffiliated parties in the principal amount of $402,000. The loan is due and payable in a lump sum on maturity on July 31, 2027 and bears interest at the rate of 12% per annum, payable monthly in arrears. In connection with the loan, the Company granted Dr. Niihara a warrant as described in Note 8. The issuance cost of $32,000 and the fair value of warrant of $84,000 were treated as debt discount and are amortized over the five-year term of the warrant using effective interest method.

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

In September 2022, Seah Lim, M.D., Ph.D., a Director of the Company, loaned the Company $1.2 million, the proceeds of which were used to augment the Company’s working capital. The principal amount of the loan and interest thereon at the rate of 6% per annum, together with 240,000 shares of the Company’s common stock, is due and payable in lump sum on maturity in September 2025. In October 2022, Dr. Lim was appointed as a director of the Company. In accordance with ACS 835, the Company accounted the right to receive shares as the bifurcated embedded derivative and the embedded derivative is measured at fair value at the inception and subsequently measured at fair value with changes in fair value recognized in the condensed consolidated statements of operations. The fair value of the embedded derivatives was approximately $30,000 and $63,000 as of September 30, 2023 and December 31, 2022, respectively.

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

In December 2022, the Company entered into an Agreement for the Purchase and Sales of Future Receipts with a third party pursuant to which it sells $3,105,000 of future receipt (the "Purchased Amount") in exchange for net proceeds of $2.3 million. Under the agreement, the Company agrees to pay $103,500 semi-monthly until the Purchased Amount is delivered. The portion of proceeds were used to prepay indebtedness of the company under the Standard Merchant Cash Advance Agreements referred to above. In September 2023, the Company repaid in full the outstanding balance of the loan and recognized debt extinguishment loss of $312,000 as the Company entered into another agreement discussed below.

In January 2023, Wei Peu Zen, a Director of the Company, loaned the Company the principal amount of $1 million in exchange for a convertible promissory note of the Company. The convertible promissory note is due on demand after one year from the date of issuance until two years from such date, bears interest at the annual rate of 10%, payable quarterly, and is convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $0.50 a share, or 2,000,000 shares, subject to adjustment in the event of a stock split, reverse stock split and similar event.

On July 19, 2023, the conversion feature of the convertible promissory note no longer meet the scope exception in ASC 815-10-15-70(a) and is separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. The following table sets forth the fair value of the conversion feature liability as of September 30, 2023 (in thousand):

$1 million convertible promissory note	September 30, 2023
Balance, beginning of period	$—
Fair value as of July 19, 2023	103
Change in fair value included in the statement of operations	(12)
Balance, end of period	$91

The fair value and any change in fair value of conversion feature liability are determined using a binomial lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair value as of July 19, 2023 and September 30, 2023 was based upon following assumptions:

$1 million convertible promissory note	September 30, 2023	July 19, 2023
Stock price	$0.13	$0.25
Conversion price	$0.50	$0.50
Selected yield	21.49%	20.61%
Expected volatility	50%	50%
Time until maturity (in years)	1.30	1.50
Dividend yield	—	—
Risk-free rate	5.33%	5.03%

In February 2023, the Company entered into a promissory note agreement with a third party pursuant to which the lender loaned the Company $500,000. The loan was due on demand after two months and on maturity on August 15, 2023 and bore interest at the rate of 5% per month. The loan was paid in full in October 2023. Refer to Note 13 for further details.

In March 2023, Dr. Niihara and his wife and Hope International Hospice, Inc. loaned the Company $127,000 and $100,000, respectively. Both loans are due on demand and bear interest at the rate of 10% per annum.

In March 2023, Emmaus Medical entered into Revenue Purchase Agreement with a third party pursuant to which it sold and assigned $700,212 of future receipts (the "Future Receipts") in exchange for net cash proceeds of $491,933. Under the agreement, the Company agreed to pay the third party 4% of weekly sales receipts until the Future Receipts have been collected. In July 2023, Emmaus Medical reentered into a new Revenue Purchase Agreement pursuant to which it sold and assigned $828,000 of future receipt in exchange for repayment of $204,000 indebtedness from the previous agreement and net cash proceeds of approximately $300,000. Under the new agreement, the Company agreed to pay the third party approximately $26,000 weekly until the Future Receipts have been collected. The Company recognized debt extinguishment loss of $81,000.

In March 2023, Emmaus Medical entered into Revenue Based Financing Agreement with a third party pursuant to which it sold and assigned $700,212 of future receipt in exchange for net proceeds of $492,132. Under the agreement, the Company agreed to pay the third party approximately $22,000 weekly until the Future Receipts have been collected. In July 2023, Emmaus Medical reentered into a new Revenue Based Financing Agreement pursuant to which it sold and assigned $828,000 of future receipt in exchange for repayment of $222,000 indebtedness under the previous agreement and net cash proceeds of approximately $276,000. Under the new agreement, the Company agreed to pay the third party approximately $26,000 weekly until the Future Receipts have been collected. The Company recognized debt extinguishment loss of $87,000.

In May 2023, Emmaus Medical entered into Sale of Future Receipts Agreement with third party pursuant to which it sold and assigned $528,200 of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $368,600. Under the agreement, the Company agreed to pay the third party approximately $19,000 weekly until the Purchased Amount has been collected. In September 2023, the Company repaid in full the outstanding balance of the loan and recognized debt extinguishment loss of $43,000 as the Company entered into another agreement discussed below.

In June 2023, Emmaus Medical entered into Standard Merchant Cash Advance Agreement with a third party pursuant to which it sold and assigned $877,560 of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $600,000.

Under the agreement, the Company agreed to pay the third party approximately $34,000 weekly until the Purchased Amount has been collected. In September 2023, the Company repaid in full the outstanding balance of the loan and recognized debt extinguishment loss of $124,000 as the Company entered into another agreement discussed below.

In September 2023, the Company entered into a Business Loan and Security Agreement with a third-party lender pursuant to which the lender loaned the Company $2.2 million, of which the Company received net proceeds of approximately $2.1 million after deduction of the lender’s origination fee but without deduction for other transaction expenses. The portion of proceeds were used to prepay indebtedness of the Company under the Agreement for the Purchase and Sales of Future Receipts, the Sales of Future Receipt Agreement, Standard Merchant Cash Advance Agreement referred to above.

In September 2023, Smart Start Investments Limited, of which Wei Peu Zen is a director and 9.96% shareholder, loaned the Company $1 million in exchange for a convertible promissory note of the Company. The convertible promissory note is due on September 5, 2024, bears interest at the annual rate of 10% payable at maturity, and is convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $0.29 a share, subject to adjustment in the event of a stock split, reverse stock split or similar event.

Except as otherwise indicated above, the proceeds of the foregoing loans and other arrangements were used to augment the Company's working capital.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Warrants —In September 2022, in connection with the loans from Dr. Niihara and Mrs. Niihara, the Company granted Dr. Niihara a five-year warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.50 per share. Under ASC 480-10 and ASC 815, the warrant is classified as a liability. The fair value of the warrant liability was determined using Black-Scholes Merton model and the fair value of the warrant was $25,000 and $70,000 as of September 30, 2023 and December 31, 2022, respectively. For the three and nine months ended September 30, 2023, the change in fair value of warrant derivative liabilities of approximately $41,000 and $45,000 was recorded in the condensed consolidated statements of operations.

Warrant issued for services - On January 12, 2023, the Company granted Dr. Niihara a warrant to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $4.50 in lieu of cash bonuses or salary increases. The warrant is exercisable during the five-year period from the grant date, subject to earlier termination upon the termination of Dr. Niihara's service to the Company. The fair value of the warrant was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based on the market value of the Company's common stock. The expected volatility was adjusted using the historical volatility of the Company's common stock and comparable publicly traded securities. The Company also granted each of two consultants to the Company five-year warrants to purchase up to 250,000 shares of common stock at an exercise price of $0.50 a share.

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

The estimated fair value of $334,000 was recorded as professional services in general and administrative expenses and the estimated fair value of $1.2 million of shared-based compensation was recognized in the condensed consolidated statement of operations for the nine months ended September 30, 2023. Under ASC 480-10 and ASC 815, the warrants are classified as a liability. For the three and nine months ended September 30, 2023, the Company recorded the change in fair value of approximately $548,000 and 989,000, respectively, in the condensed consolidated statements of operations.

The following table presents the assumptions used to value the warrants:

	September 30, 2023	June 30, 2023	March 31, 2023
Stock price	$0.13	$0.23	$0.30
Exercise price	$0.47 - $4.50	$0.47 - $4.50	$0.47 - $4.50
Expected term	3.86-4.33 years	4.11-4.58 years	4.36 - 4.83 years
Risk-free rate	4.67%-4.71%	4.21%-4.58%	3.62%-3.67%
Dividend yield	—	—	—
Volatility	127.75%-134.24%	128.78%-134.9%	122.09% - 126.95%

A summary of outstanding warrants as of September 30, 2023 and December 31, 2022 is presented below:

	September 30, 2023		December 31, 2022
	Number of Warrants	Weighted‑ Average Exercise Price	Number of Warrants	Weighted‑ Average Exercise Price
Warrants outstanding, beginning of period	6,610,520	$2.22	8,236,017	$5.78
Granted	8,500,000	4.03	500,000	2.50
Exercised	—	—	—	—
Cancelled, forfeited or expired	(714,929)	11.53	(2,125,497)	14.38
Warrants outstanding, end of period	14,395,591	$2.80	6,610,520	$2.22
Warrants exercisable end of period	14,395,591	$2.80	6,610,520	$2.22

As of September 30, 2023, the weighted-average remaining contractual life of outstanding warrants was 3.2 years.

Stock options— The Company's former 2011 Stock Incentive Plan permitted grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. Options granted under the 2011 Stock Incentive Plan generally expire ten years after grant. Options granted to directors vest in quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to continuous service with the Company. The 2011 Stock Incentive Plan expired in May 2021 and no further awards may be made under the Plan. As of September 30, 2023 and December 31, 2022, stock options to purchase up to 2,050,116 shares and 4,412,940 shares, respectively, were outstanding under the 2011 Stock Incentive Plan.

The Company also formerly had an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company could grant incentive stock options and non-qualified stock option to selected employees including officers, non-employee consultants and non-employee directors. The Plan was terminated in September 2021. As of September 30, 2023 and December 31, 2022, stock options to purchase up to 246,224 shares and 247,847 shares, respectively, were outstanding under the Amended and Restated 2012 Omnibus Incentive Plan.

On September 29, 2021, the Board of Directors of the Company adopted the Emmaus Life Sciences, Inc. 2021 Stock Incentive Plan upon the recommendation of the Compensation Committee of the Board of Directors. The 2021 Stock Incentive Plan was approved by stockholders on November 23, 2021. No more than 4,000,000 shares of common stock may be issued pursuant to awards under the 2021 Stock Incentive Plan. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the 2021 Stock Incentive Plan for stock splits, stock dividends, reverse stock splits, recapitalizations and other similar events. During the nine months ended September 30, 2023, the Company granted options to purchase 850,000 shares, 300,000 shares and 100,000 shares of common stock to employees, non-employee directors and a consultant, respectively. All options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares over three years for employees, one year for non-employee directors and immediately for the consultant. As of September 30, 2023, stock options to purchase up to 1,250,000 shares were outstanding under the 2021 Stock Incentive Plan, while there were no awards outstanding as of December 31, 2022.

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

January 12, 2023
Stock price	$0.31
Exercise price	$4.50
Expected term	5-6 years
Risk-free rate	3.51-3.53%
Dividend yield	—
Volatility	108.16-116.40%

A summary of outstanding stock options as of September 30, 2023 and December 31, 2022 is presented below.

	September 30, 2023		December 31, 2022
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	4,660,787	$5.08	5,968,338	$4.78
Granted	1,250,000	$4.50	—	$—
Exercised	—	$—	—	$—
Cancelled, forfeited and expired	(2,364,447)	$3.46	(1,307,551)	$3.73
Options outstanding, end of period	3,546,340	$5.95	4,660,787	$5.08
Options exercisable, end of period	2,696,340	$6.41	4,645,286	$5.10
Options available for future grant	2,750,000		4,000,000

During the three months ended September 30, 2023 and September 30, 2022, the Company recognized approximately $24,000 and $3,000, respectively of share-based compensation expense. During the nine months ended September 30, 2023 and September 30, 2022, the Company recognized approximately $1,239,000 and $13,000, respectively, of share-based compensation expense. As of September 30, 2023, there was approximately $118,000 of unrecognized share-based compensation expense related to unvested stock options which is expected to be recognized over the weighted-average remaining vesting period of 2.1 years.

Amended and restated warrants – The Company evaluated its outstanding amended and restated warrants to purchase up to 4,038,200 shares of common stock under ASC 815-40 and concluded that the warrants should be accounted for as equity.

In January 2023, the exercise price of outstanding amended and restated warrants was reduced to $0.37 per share pursuant to the anti-dilution adjustment provisions of the warrants triggered by the conversion of an outstanding convertible promissory note into shares of common stock of the Company at a conversion price $0.37 per share. The warrants were valued using the Black-Scholes Merton option pricing model and approximately $41,000 in change in fair value was recorded as additional paid-in capital and reflected in accumulated deficit as of September 30, 2023. Such warrants to purchase up to 1,656,900 shares of common stock expired in October 2023.

NOTE 9 — INCOME TAX

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax income (loss) and other comprehensive income.

For the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $38,000 and $53,000, respectively. For the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $35,000 and provision of $44,000, respectively. The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The Company established a full valuation allowance against its federal and state deferred tax assets and there was no unrecognized tax benefit as of September 30, 2023 or September 30, 2022.

NOTE 10 — LEASES

Operating leases — The Company leases its office space under operating leases with unrelated entities.

The Company leases 21,293 square feet of office space for its headquarters in Torrance, California, at a base rental of $85,920 per month, which lease will expire on September 30, 2026. In addition, the Company leases 2,427 square feet of office space in Dubai, United Arab Emirates, which lease will expire on June 19, 2026.

The lease expense during the three months ended September 30, 2023 and 2022 was approximately $291,000 and $272,000, respectively, and during the nine months ended September 30, 2023 and 2022, was approximately $878,000 and $868,000, respectively.

Future minimum lease payments under the lease agreements were as follows as of September 30, 2023 (in thousands):

Amount
2023 (three months)	$282
2024	1,138
2025	1,171
2026	856
Total lease payments	3,447
Less: interest	546
Present value of lease liabilities	$2,901

As of September 30, 2023, the Company had an operating lease right-of-use asset of $2.5 million and lease liability of $2.9 million reflected on the condensed consolidated balance sheet. The weighted average remaining term of the Company’s leases as of September 30, 2023 was 3.0 years and the weighted-average discount rate was 12.9%.

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

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to loans from related parties outstanding at any time during the nine months ended September 30, 2023 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at September 30, 2023	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Promissory note payable to related parties:
	Willis Lee(2)	12%	10/29/2020	Due on Demand	$100	$100	—	—
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	Due on Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	Due on Demand	200	200	—	—
	Willis Lee(2)	10%	4/14/2022	Due on Demand	45	45	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	Due on Demand	40	40	—	—
	Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	36
	Hope International Hospice, Inc.(1)	10%	8/15/2022	Due on Demand	—	50	50	2
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	19
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	125
	Hope International Hospice, Inc.(1)	10%	8/17/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/17/2022	Due on Demand	—	60	60	6
	Seah Lim(2)	6%	9/16/2022	3 years	1,200	1,200	—	—
	Hope International Hospice, Inc.(1)	10%	10/20/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	Due on Demand	100	100	—	—
	Yutaka and Soomi Niihara(1)	10%	3/21/2023	Due on Demand	127	127	—	—
				Subtotal	5,943	6,053	110	188
Convertible notes payable - related parties
	Wei Peu Zen(2)	10%	1/18/2023	1 - 2 years	1,000	1,000	—	—
				Subtotal	1,000	1,000	—	—
				Total	$6,943	$7,053	$110	$188

The following table sets forth information relating to loans from related parties outstanding at any time during the year ended December 31, 2022:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2022	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Willis Lee(2)	12%	10/29/2020	Due on Demand	$100	$100	—	—
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Soomi Niihara(1)	12%	1/18/2022	Due on Demand	—	300	300	32
	Yasushi Nagasaki(2)	10%	2/9/2022	Due on Demand	—	50	50	4
	Hope International Hospice, Inc.(1)	10%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	George Sekulich(2)	10%	2/16/2022	Due on Demand	—	26	26	2
	Soomi Niihara(1)	10%	3/7/2022	Due on Demand	—	200	200	15
	Hope International Hospice, Inc.(1)	12%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	Due on Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	Due on Demand	200	200	—	—
	Willis Lee(2)	10%	4/14/2022	Due on Demand	45	45	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	Due on Demand	40	40	—	—
	Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	20
	Hope International Hospice, Inc.(1)	10%	8/15/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	8
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	56
	Hope International Hospice, Inc.(1)	10%	8/17/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/17/2022	Due on Demand	60	60	—	—
	Seah Lim(2)	6%	9/16/2022	3 years	1,200	1,200	—	—
	Hope International Hospice, Inc.	10%	10/20/2022	Due on Demand	100	100	—	—
				Subtotal	5,826	6,402	576	137
Revolving line of credit agreement
	Yutaka Niihara(2)	5.25%	12/27/2019	Due on Demand	—	400	400	110
				Subtotal	—	400	400	110
				Total	$5,826	$6,802	$976	$247
(1)
Dr. Niihara, a former Director and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc
(2)
Officer or director.

See Notes 3, 5, 6 and 11 for a discussion of the Company’s agreements with Telcon, which holds 4,147,491 shares of common stock of the Company, or approximately 7.7% of the common stock outstanding as of September 30, 2023. As of September 30, 2023, the Company held a Telcon convertible bond in the principal amount of approximately $17.4 million as discussed in Note 5.

NOTE 13 — SUBSEQUENT EVENTS

Subsequent to September 30, 2023, the Company entered into Addendum to Revenue Purchase Agreement with a third party pursuant to which it sold $1,377,500 of future accounts receivable in exchange for net cash proceeds of $950,000. Under the Addendum, payments of $81,029 are due weekly until the initial loan converts to a term loan in the principal amount of $1.2 million. The portion of net proceeds from the transaction were used to repay a $500,000 promissory note issued in February 2023 and for working capital and general corporate purposes.

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

As of September 30, 2023, our accumulated deficit was $257.3 million and we had cash and cash equivalents of $1.5 million. We expect net revenues to continue to increase as we expand our commercialization of Endari® in the U.S. and the Middle East North Africa, or MENA, region. Until we can generate sufficient net revenues from Endari® sales, our future cash requirements are expected to be financed through loans from related parties, third-party loans, public or private equity or debt financings or possible corporate collaboration and licensing arrangements. We are unable to predict if or when we will become profitable.

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

Sales Discounts: We afford our customers prompt payment discounts and additional discounts to encourage bulk orders to generate needed working capital. Sales at bulk discounts offered by us increased in late 2021 and adversely affected sales in the nine months ended September 30, 2022.

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

Research and Development Expenses

Research and development expenses consist of expenditures for new products and technologies consisting primarily of fees paid to contract research organizations (“CRO”) that conduct preclinical and clinical trials of Endari® and our product candidates, payroll-related expenses, study site payments, consultant fees and other related costs. The costs of later-stage clinical studies such as Phase 2 and 3 trials are generally higher than those of earlier studies. This is primarily due to the larger size, expanded scope, patient related healthcare and regulatory compliance costs, and generally longer duration of later-stage clinical studies.

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

Due to the inherently unpredictable nature of the drug approval process and applicable regulatory requirements, we are unable to estimate the amount of costs of obtaining regulatory approvals of Endari® outside of the U.S. or the development of our other preclinical and clinical programs. In September 2023, we suspended most preclinical activities related to our product candidates to focus on commercial expansion of Endari® in the U.S. and the MENA region. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. These and other risks and uncertainties relating to product development are described in the Annual Report under the headings “Risk Factors—Risks Related to Our Business” and “Risk Factors—Risks Related to Regulatory Oversight of our Business and Compliance with Law.”

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

COVID-19

We do not believe that lockdowns, travel-related restrictions and other governmental responses to the COVID 19 endemic impacted our results of operations for the nine month ended September 30, 2022 or 2023. Ongoing COVID-19 infections, however, or future official responses to public health emergencies could cause a temporary or prolonged decline in our revenues and have a material adverse effect on our results of operations and financial condition. COVID-19 or governmental responses also may adversely affect the timing and conduct of clinical studies or the ability of regulatory bodies to consider or grant approvals with respect to Endari® may further divert the attention and efforts of the medical community to coping with COVID-19 or variants and disrupt the marketplace in which we operate. Any outbreak of COVID-19 among our executives or key employees or their families and loved ones could disrupt our management and operations and adversely affect the effectiveness of our management, Endari® sales, and results of operations and financial condition. The foregoing factors could also have an adverse effect on economic and business conditions and the broad stock market, in general, or the market price of our common stock, in particular.

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

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or net realizable value. Substantially all raw materials purchased during each of the nine months ended September 30, 2023 and 2022 were supplied by one supplier.

Results of Operations:

Three months ended September 30, 2023 and 2022

Net Revenues. Net revenues increased by $0.1 million, or 2%, to $5.0 million for the three months ended September 30, 2023, compared to $4.9 million for the three months ended September 30, 2022.

Cost of Goods Sold. Cost of goods sold decreased by $0.3 million, or 60%, to $0.2 million for the three months ended September 30, 2023, compared to $0.5 million for the three months ended September 30, 2022. This decrease was primarily due to reduction in the reserve relating to Endari® inventory with a shelf-life of less than two years for the three months ended September 30, 2023 compared to the same period in 2022.

Research and Development Expenses. Research and development expenses remained consistent at $0.4 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Selling Expenses. Selling expenses decreased by $0.2 million, or 10%, to $1.5 million for the three months ended September 30, 2023, compared to $1.7 million for the three months ended September 30, 2022. The decrease was primarily due to a decrease in payroll expenses related to a reduction in sales personnel.

General and Administrative Expenses. General and administrative expenses decreased by $0.1 million, or 3%, to $2.9 million for the three months ended September 30, 2023, compared to $3.0 million for the three months ended September 30, 2022. The decrease was primarily due to a decrease in payroll expenses.

Other Income (Expense). Other income decreased by $0.2 million, or 65%, to $0.1 million for the three months ended September 30, 2023, compared to $0.2 million of other expense for the three months ended September 30, 2022. The decrease was primarily due to a decrease of $0.8 million in change in fair value of conversion feature derivative, partially offset by an increase of $0.4 million in interest expense.

Net Income. Net income increased by $0.5 million, or 117%, to $0.1 million in net income for the three months ended September 30, 2023, compared to $0.4 million in net loss for the three months ended September 30, 2022. The increase was primarily a result of an increase of $0.1 million in net revenues and a decrease of $0.3 million in operating expenses.

Nine months ended September 30, 2023 and 2022

Net Revenues. Net revenues increased by $10.1 million, or 81%, to $22.5 million for the nine months ended September 30, 2023, compared to $12.5 million for the nine months ended September 30, 2022. The increase was primarily attributable to a $5.6 million increase in net revenues in the MENA region and a recovery in U.S. sales in 2023 compared to the same period in 2022.

Cost of Goods Sold. Cost of goods sold decreased by $0.8 million, or 41%, to $1.2 million for the nine months ended September 30, 2023, compared to $1.9 million for the nine months ended September 30, 2022. This decrease was primarily due to a reduction of the reserve relating to Endari® inventory with a shelf-life of less than two years for the nine months ended September 30, 2023 compared to the same period in 2022.

Research and Development Expenses. Research and development expenses decreased by 0.2 million, or 14%, to $1.0 million for the nine months ended September 30, 2023, compared to $1.2 million for the nine months ended September 30, 2022. The decrease was primarily due to completion of the sub-study under our Pilot/Phase 1 study of PGLG in diverticulosis in 2022. In September 2023, we suspended most preclinical activities related to our product candidates, and we expect research and development expenses to decline in future periods until we undertake new clinical studies or resume preclinical activities.

Selling Expenses. Selling expenses increased by $1.3 million, or 25%, to $6.3 million for the nine months ended September 30, 2023, compared to $5.1 million for the nine months ended September 30, 2022. The increase was primarily due to increases in payroll expenses and consulting fees.

General and Administrative Expenses. General and administrative expenses increased by $2.4 million, or 26%, to $11.8 million for the nine months ended September 30, 2023, compared to $9.4 million for the nine months ended September 30, 2022. The increase was due to increases of $1.2 million in share-based compensation, $0.7 million in transaction costs, and $0.5 million in professional fees.

Other Income (Expense). Other expense increased by $1.5 million, or 26%, to $7.1 million for the nine months ended September 30, 2023, compared to $5.6 million of other income for the nine months ended September 30, 2022. The increase was primarily due to an increase of $1.7 million in interest expenses and a decrease of $1.1 million in change in fair value of conversion feature derivative partially offset by a decrease $1.9 million in foreign exchange loss.

Net Loss. Net loss decreased by $5.9 million, or 54%, to $4.9 million for the nine months ended September 30, 2023, compared to $10.8 million for the nine months ended September 30, 2022. The decrease was primarily a result of an increase of $10.1 million in net revenues, partially offset by increases of $3.5 million in operating expenses and $1.5 million in other expenses.

Liquidity and Capital Resources

Based on our losses to date, working capital deficit, anticipated future net revenues and operating expenses, debt repayment obligations and cash and cash equivalents balance of $1.5 million as of September 30, 2023, we do not have sufficient funds to satisfy our liabilities and obligations and operate our business without raising additional capital. We realized a net loss of $4.9 million for the nine months ended September 30, 2023, and anticipate that we will continue to incur net losses for the foreseeable future and until we can generate increased net revenues from Endari® sales. In the three months ended September 30, 2023, we suspended indefinitely any further loan financing to EJ Holdings and most preclinical activities related to our product candidates and effected reductions in employee and consulting expenses, which helped to improve our cash from operations and liquidity. While we anticipate increased net revenues as we continue to expand our commercialization of Endari® in the U.S. and in the MENA region, there is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations.

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

Liquidity represents our ability to pay our liabilities when they become due, fund our business operations and meet our contractual obligations, including our obligations to purchase API under our supply arrangements with Telcon, and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period, net revenues, proceeds from our accounts receivable factoring arrangement with Prestige Capital and similar sales of future receipts to other parties, proceeds from related-party loans and other financing activities. Our short-term and long-term cash requirements consist primarily of working capital requirements, general corporate needs, our contractual obligations to purchase API from Telcon, debt service under our convertible notes payable and other notes payable.

As of September 30, 2023, we had outstanding $17.8 million principal amount of convertible promissory notes and $14.7 million principal amount of other notes payable. Our minimum lease payment obligations were $2.9 million as of September 30, 2023, of which $0.8 million was payable within 12 months.

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

Cash flows for the nine months ended September 30, 2023 and September 30, 2022

Net cash used in operating activities

Net cash used in operating activities decreased by $4.2 million, or 62%, to $2.5 million for the nine months ended September 30, 2023 from $6.8 million for the nine months ended September 30, 2022. This decrease was primarily due to a decrease of $5.9 million in net loss.

Net cash used in investing activities

Net cash used in investing activities decreased by $0.9 million, or 68%, to $0.4 million for the nine months ended September 30, 2023 from $1.3 million for the nine months ended September 30, 2022. The decrease was primarily due to a decrease of $1.6 million in loans to equity method investee, partially offset by a decrease of $0.7 million in deemed sale of our Telcon convertible note.

Net cash from financing activities

Net cash from financing activities decrease by $4.6 million, or 65%, to $2.5 million for the nine months ended September 30, 2023 from $7.1 million for the nine months ended September 30, 2022. This decrease was due to a decrease of $1.8 million in proceeds received from issuance of promissory notes and convertible notes in addition to an increase of $2.8 million in repayment of promissory notes in 2023.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There were no material changes in our critical accounting policies during the nine months ended September 30, 2023.

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

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Co-presidents who serve as our chief executive officers and Chief Financial Officer, of the effectiveness of our DCP. Based on that evaluation, our chief executive officers and Chief Financial Officer concluded that the Company’s DCP were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s consolidated financial statements included in this Quarterly Report have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $4.9 million for the nine months ended September 30, 2023 and had a working capital deficit of $51.7 million at September 30, 2023. Management expects that the Company’s current liabilities and operating expenses, including the expected costs relating to the commercialization of Endari® in the MENA region and elsewhere, will exceed our existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the Company’s current liabilities and operating expenses, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, third-party loans, equity and debt financings or licensing or other strategic agreements. The Company has no understanding or arrangement to restructure or refinance its indebtedness or for any additional financing, except for the factored accounts receivable arrangement of our Emmaus Medical subsidiary, and there can be no assurance that the Company will be able to restructure or refinance its existing indebtedness or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. If the Company is unable to do so, it may need to curtail certain business activities related to the marketing and sale of Endari® or seek to restructure the Company in bankruptcy, or otherwise. Due to the uncertainty of the Company’s ability to meet its current liabilities and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
4.1	Convertible Promissory Note dated September 5, 2023					*
10.1	Promissory Note dated July 19, 2023					*
10.2	Promissory Note dated July 19, 2023					*
10.3	Promissory Note dated September 28, 2023					*
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Emmaus Life Sciences, Inc.

Dated: November 13, 2023	By:	/s/ Willis C. Lee
	Name:	Willis C. Lee
	Its:	Co-President and Chief Operating Officer

	By:	/s/ George Sekulich
	Name:	George Sekulich
	Its:	Co-President and Chief Commercial Officer

	By:	/s/ Yasushi Nagasaki
	Name:	Yasushi Nagasaki
	Its:	Chief Financial Officer