Form 10-K
period 2023-12-31
Emmaus Life Sciences, Inc.
filed 2024-07-03
CIK 822370

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of shares of common stock held by non‑affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,857,638 based upon the closing price of the common stock as reported on the OTCQX.

There were 61,845,963 shares of common stock outstanding as of March 31, 2024.

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

We are dependent on refinancing our existing indebtedness and new financing to sustain our operations, and there is substantial doubt regarding our ability to continue as a going concern.

We are dependent on the commercial success of our only approved product, Endari®.

The marketing exclusivity for Endari® for sickle cell disease (“SCD”) in the U.S. will expire in July 2024 and we may face competition from generic versions of L-glutamine oral powder, which could erode our Endari® sales in the U.S. and have a material, adverse effect on our results of operations.

Endari® has no marketing exclusivity in the Middle East North Africa ("MENA") region, which lack of exclusivity could adversely affect the commercial success of Endari® in the region.

A variety of risks associated with marketing Endari® internationally could hurt our business.

We face intense competition from companies with greater resources than us, and if our competitors are successful in marketing or developing alternative treatments, including generic versions of prescription-grade L-glutamine, our commercial opportunities may be reduced or eliminated.

The majority of Endari® sales are to a few customers and loss of a customer could adversely affect our results of operations.

If the single manufacturer of prescription-grade L-glutamine or, as happened recently the single packager upon which we rely for our finished goods inventory of Endari®, fails to produce in the volumes and quality that we require on a timely basis or fails to comply with stringent regulations applicable to pharmaceutical manufacturers, we may face interruptions in sales of, or be unable to meet demand for, Endari® and may lose potential revenues.

We have identified material weaknesses in our internal controls over financial reporting and governance matters.

Risks Related to Regulatory Oversight of Our Business and Compliance with Law

Endari® is subject to ongoing regulatory review, compliance with which may result in significant expense and limit our ability to commercialize Endari®.

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

Risks Related to Our Investment in EJ Holdings, Inc.

EJ Holdings has no revenues and we have ceased funding its business and operations, and there is no assurance that EJ Holdings will be able to obtain needed financing to continue its activities.

If EJ Holdings fails to reactivate its plant and obtain customers, it may not be able to sell its plant and property and repay some or all our loans to EJ Holdings.

We have disposed of our former equity interest in EJ Holdings, which may increase the risk that our loans to EJ Holdings will not be repaid.

Risks Related to Our Securities

We have been delinquent in our SEC reporting obligations, and if we fail to timely file our future SEC reports, our security holders and prospective investors will not have current information regarding our financial statements and status of our business and operations and our common stock may no longer be eligible for quotation on the OTC Markets Group, Inc.

Our common stock is not traded on a national securities exchange, which may adversely affect our ability to raise needed financing.

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our investors and stockholders to buy or resell our common stock.

Our outstanding warrants and convertible promissory notes may result in dilution to our stockholders.

Stockholders may experience dilution from future equity offerings.

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

Oncology Project

On October 7, 2021, we entered into a License Agreement with Kainos Medicine, Inc., a South Korean corporation (“Kainos”), under which Kainos has granted us an exclusive license in the territory encompassing the U.S., the U.K. and the EU to patent rights, know-how and other intellectual property relating to Kainos’s novel IRAK4 inhibitor, referred to as KM10544, for the treatment of cancers, including leukemia, lymphoma, and solid tumor cancers. Although we achieved positive results in pre-clinical studies, we have suspended further studies of KM10544 and other research and development activities unrelated to commercialization and sale and possible reformulation of Endari®.

Chondrocyte Cell Sheet Technology

We have developed chondrocyte and osteoblast cell sheets using human mesenchymal stem cells and previously conducted pre-clinical studies to assess the potential of the cell sheets to articular cartilage injury, osteoarthritis and other cartilage-related conditions and bone diseases such as osteoarthritis, nonunion and Paget’s disease. A cell sheet is a composite of cells grown and harvested in an intact sheet, like rather than as individual cells, and can be used for tissue transplantation or to engineer complex multilayer cell sheets composed of different types of cells like a bandage. Our cell sheets offer several potential advantages over existing treatment options, including reduced chemical toxins and xeno-products needed during cell sheet generation, easier and more convenient cell coverage of the injured tissue (transplantation on the damaged area), and allogeneic (i.e., use of stem cells from one individual in another individual) transplantation. We have suspended any further pre-clinical studies pending the availability of sufficient funding.

Device Measuring Cell Sheets Transparency

We also have developed a device for measuring the maturity of biological cell cultures for harvesting of cell sheets, as well as the number cells and the cell sheet transparency, in one or more cell sheets of the biological cell cultures. This semi-automatic device is a potentially essential tool for quality control in the growing field of cell sheet translational medicine. The potential application of this device includes assessment of the transparency of donor’s cornea before transplantation. Currently, there is no objective method to assess the timing for cell sheet harvesting and to assess the donor’s cornea transparency for corneal transplantation. We have filed a patent application in the U.S. for this technology and may seek a potential partner to develop or commercialize the device.

Summary of Pipelines Products

The development of our potential anti-cancer treatments, cell sheet technologies including chondrocyte cell sheets for treating cartilage and bone related conditions and CAOMECS for treating corneal and other diseases are in the early stages.

Recent Highlights

In February 2024, Endari was approved for marketing in Puerto Rico.

In July 2023, we received an Endari Marketing Authorization from the Oman Ministry of Health.

In May 2023, we received approval for marketing of Endari to treat SCD from the Bahrain National Health Regulatory Authority.

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

In December 2023, the FDA approved Casgevy, a groundbreaking CRISPR-based gene editing therapy from Vertex Pharmaceuticals and CRISPR Therapeutics. The FDA also approved a second treatment using conventional gene therapy, Bluebird Bio’s lentiviral therapy, Lyfgenia.

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

Our two largest distributors, ASD Healthcare LLC and McKesson Plasma and Biologics LLC, each account for more than 20% of net revenue for the year ended December 31, 2023. On a combined basis, these distributors accounted for approximately 43% of net revenue in 2023.

Outside the United States

We have entered into exclusive distribution agreements with strategic partners to register, commercialize and distribute Endari® in the Gulf Cooperation Council countries, or GCC, and other countries throughout the MENA region in collaboration with our branch office in Dubai. Marketing authorizations have been approved in the United Arab Emirates (March 2022), Qatar (November 2022), Kuwait (December 2022), Bahrain (May 2023) and Oman (July 2023) and our application for marketing authorization is pending in the Kingdom of Saudi Arabia.

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

Oncology Project

On October 6th, 2021, we licensed a small molecule (KM10544) targeting IRAK4 signaling pathway to treat leukemia and lymphomas. Leukemia is a cancer of blood-forming tissue causing high variation of its manifestation and therefore requiring many different treatment options. While there has been increase in survival rate by seven years from treatment of younger patient population (i.e., less than 60 years) since 1970, the survival rate has increased only one year for patients older than 60 years. Waldenstrom macroglobulinemia (WM) is a rare blood cancer that accounts for 1% to 2% of all hematological malignancies. In the U.S., around 1,000 to 5,000 new cases are detected each year. Many of the WM patients are asymptomatic making it difficult to detect and treat WM in its early stages.

We have conducted pre-clinical studies to assess KM10544’s efficacy in different cancer cell lines. Acute myeloid leukemia, acute lymphoblastic leukemia, Diffuse Large B Cell Lymphoma and Waldenstrom macroglobulinemia. In in vitro studies, KM10544 suppressed the proliferation and induced apoptosis (cell death) in those cancer cell lines with minimal toxic effects in healthy human cell lines, including human dermal fibroblasts and human adipose stromal cells. Depending on the availability of funds, we may undertake further in vivo testing to evaluate its toxicity (maximal dose and side effects) and to determine how KM-10544 can affect tumor elimination and delay of cancer growth.

This technology is supported by the PCT Patent International Application No. PCT/US2022/023632 filed on June 4th, 2022, entitled "Compositions and Methods for Treating Cancer."

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

Research and Development

We incurred $1.2 million and $1.7 million of research and development expenses in 2023 and 2022, respectively. The decrease was primarily due to completion of the sub-study under our Pilot/Phase 1 study of PGLG in diverticulosis in 2022 and suspension of further research and development activities in late 2023. Depending on the availability of funds, we may resume research and development of our existing product candidates in the future, and we may seek to acquire rights to one or more new product candidates.

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

Our obligations under the agreements with Telcon are secured by a pledge of a convertible bond of Telcon purchased by us under a Convertible Bond Purchase Agreement dated September 28, 2020. See Notes 3, 5, 11 and 12 of the Notes to Consolidated Financial Statements in this Annual Report for more information regarding our obligations under the various agreements with Telcon.

In December 2019, EJ Holdings, Inc., or EJ Holdings a Japanese corporation that was 40% owned by us, purchased from Kyowa Hakko Bio Co. Ltd., or Kyowa, a subsidiary of Kyowa Hakko Kirin Co., Ltd., Kyowa’s phased-out facility in Ube, Japan, for the manufacture of L-glutamine and other amino acids. EJ Holdings is engaged in phasing in the plant, including obtaining FDA and other regulatory approvals for the manufacture of PGLG in accordance with current Good Manufacturing Practices (“cGMP”). EJ Holdings has had no revenues since its inception and depended on loans from us to acquire the Ube plant and fund its operations. In September 2023, we discontinued any further loans to EJ Holdings, and in December 2023, we sold and assigned our equity interest in EJ Holdings at our cost to Niihara International Inc., which was formed by Yutaka Niihara, M.D.,Ph.D., our former Chairman and Chief Executive Officer and one of our principal stockholders. EJ Holdings will be dependent on equity or loan financing from its new owner or other financing sources to continue its activities. As of December 31, 2023, we had loaned EJ Holdings a total of $25.8 million. EJ Holdings is expected to require substantial financing in order bring the Ube plant online. Under the asset purchase agreement pursuant to which EJ Holdings purchased the Ube plant, Kyowa has the right to repurchase the plant at the purchase price of $10.4 million plus certain taxes paid by EJ Holdings if the plant does not become operational within a reasonable period not to exceed five years, or approximately the end of 2024.

Endari® and any other commercial products we develop must be manufactured and packaged by facilities that meet FDA requirements for cGMP. We believe that Ajinomoto and the packager of Endari® meet FDA cGMP. Previous compliance with cGMP, however, does not guarantee future compliance. We have no long-term agreement with Ajinomoto. We may seek to enter into long-term supply agreements in the future and to establish one or more arrangements with alternative suppliers.

Historically, we have relied upon a single packager of Endari® with which we have no firm commitment to continue its services. The packager repeatedly delayed the packaging of Endari® originally scheduled for December 2023, which resulted in a severe shortage of finished goods inventory and materially, adversely affected our Endari® sales in the first quarter of 2024 and the first two months of the second quarter. Although the scheduled packaging has now been completed and we have begun to fill the order backlog, we are seeking additional sources of packaging to avoid similar problems in the future. There is no assurance that we can retain suitable packaging sources or, if we do, that we will not experience delays in the production of finished goods or future shortages of Endari®.

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

Sickle Cell Disease

Endari® is approved as a therapy to reduce the acute complications of SCD in adult and pediatric patients 5 years of age and older. The other drugs which are indicated to treat sickle cell disease are hydroxyurea (marketed as DROXIA or Hydrea by Bristol-Myers Squibb Company and available in generic form), which is approved to reduce the frequency of painful crises and need for blood transfusions in patients with sickle cell anemia for the treatment of adults with SCD; Voxelotor (marketed as Oxbryta™ by Pfizer Inc.) tablets for the treatment of SCD in adults and children 4 years of age and older; and crizanlizumab (marketed as Adakveo® by Novartis International AG) intravenous infusion approved to reduce the frequency of VOCs in adult and pediatric patients ages 16 years and older with SCD. Several companies are also developing product candidates for chronic treatment in SCD, and several other companies are in clinical trials to investigate new treatments for SCD.

Endari® also faces potential competition from one-time therapies for treating patients with severe SCD, including LentiGlobin BB305, which is being developed by bluebird bio, Inc. to treat SCD by inserting a functional human beta-globin gene into a patient’s hematopoietic stem cells, or HSCs, ex vivo and then transplanting the modified HSCs into the patient’s bloodstream. Bluebird has indicated its plans to pursue an accelerated development and approval pathway for its gene therapy product in SCD. Others are seeking to develop one-time therapies such as hematopoietic stem cell transplantation, gene therapy and gene editing, including Casegeyy, a groundbreaking CRISPR-based gene editing therapy from Vertex Pharmaceuticals and CRISPR Therapeutics approved by the FDA in December 2023, and a second recently approved treatment using conventional gene therapy, bluebird bio's lentiviral therapy, Lyfgenia. It is too early to predict the impact of these new treatments, but their availability may adversely affect the market for Endari® in the U.S. and elsewhere.

We are also aware of efforts to develop cures for SCD through approaches such as bone marrow treatments. Although bone marrow transplant is currently available for SCD patients, its use is limited by the lack of availability of matched donors and by the risk of serious complications, including graft versus host disease and infection.

The marketing exclusivity of Endari® in the U.S. afforded by its Orphan Drug designation will expire in July 2024, after which time we expect that Endari® will compete with generic versions of prescription-grade L-glutamine. The availability of generic prescription-grade L-glutamine products may cause payors to reduce their reimbursement rates for Endari® and otherwise adversely affect Endari® sales in the U.S. Endari® also competes with non-prescription grade L-glutamine, which is widely available as a dietary supplement at substantially lower prices than Endari®. Dietary supplements may be marketed without FDA approval, are generally not reimbursed by payors and are not subject to the rigorous quality control standards required by regulatory authorities for prescription drug products. Also, unlike prescription drugs, manufacturers of dietary supplements may not make claims that the supplements will cure, mitigate, treat or prevent disease, and we are not aware of any reports in peer-reviewed literature regarding the effectiveness of non-prescription grade L-glutamine supplements in treating SCD in controlled clinical trials.

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

Chondrocyte Cell Sheet Technology

Currently, no cell therapy to treat damaged bone has been approved by the FDA, using mesenchymal stem cells and only 1 cell therapy was approved by the FDA to treat cartilage (Tradename: MACI). However, MACI approved therapy requires the use of porcine collagen membrane, the use of animal product (serum) and it is an autologous transplantation of patient’s cartilage. MACI cell therapy can’t be used for patient’s carrying genetic mutation or for patients with no cartilage. According to available data from clinicaltrial.gov, there is only one clinical trial of the efficacy of cartilage cell sheets, “Safety and Efficacy Study of Cells Sheet-Autologous Chondrocyte Implantation to Treat Articular Cartilage Defects (CS-ACI)” (Xijing Hospital, Xi'an Shi, China; Tangdu Hospital, Xi’an Shi, China; Xi’An Honghui Hospital, Xi'an Shi, China) (ClinicalTrials.gov Identifier: NCT01694823).

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

Device Measuring Cell Sheets Transparency

Currently, there is no device on the market that can measure the transparency or maturation of cell sheets. This device was created to be used as a quality control tool. The device will allow us to follow up the maturity of biological cell cultures, to estimate the time for cell sheet harvesting, as well as to estimate the number per cell sheet using a non-invasive methodology (part of the physical cell sheet property). Knowing the number of cells per cell sheet is a critical information for federal agencies, and there is no methodology to know the number of cells per cell sheet, besides digesting the whole cell sheet using enzyme (making the cell sheet non transplantable). This semi-automatic device will become an essential tool for quality control in the growing field of cell sheet translational medicine. The potential application of this device includes assessment of the transparency of donor’s cornea before transplantation. Currently, there is no objective method to assess the timing for cell sheet harvesting and to assess the donor’s cornea transparency for corneal transplantation. We have filed a patent application in the U.S. for this technology and are in the process of improving the device. We may seek a potential partner to develop or commercialize the device and expand the application of the device.

Government Regulation

The FDA has granted Endari Orphan Drug designation and the EC has granted our PGLG Orphan Medicinal designation for the treatment of SCD.

Orphan Drug Designation. The FDA has authority under the U.S. Orphan Drug Act to grant Orphan Drug designation to a drug or biological product intended to treat a rare disease or condition. This law defines a rare disease or condition generally as one that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of the development and distribution of the orphan product in the United States will be recovered from sales of the product. Being granted Orphan Drug designation provides tax benefits to mitigate expenses of developing the orphan product. More importantly, Orphan Drug designation provides seven years of market exclusivity if the product receives the first FDA approval for the disease or condition for which it was granted such designation and the indication for which approval is granted matches the indication for which Orphan Drug designation was granted. During the seven-year exclusivity period, Orphan Drug exclusivity precludes FDA approval of a marketing application for the same active ingredient for the same indication. Orphan Drug exclusivity is limited and will not preclude the FDA from approving the same active ingredient for the same indication if the same product is shown to be clinically superior to the product previously granted exclusivity. In addition, a product that is the same as the orphan product may receive approval for a different indication (whether orphan or not) during the exclusivity period of the orphan product. Also, Orphan Drug market exclusivity will not bar a different product such as Pfizer Inc.’s Oxbryta to treat the same orphan disease or condition from obtaining its own Orphan Drug designation and Orphan Drug exclusivity.

The Orphan Drug designation for Endari will expire July 7, 2024, after which date Endari may face competition in the U.S. from generic PGLC products. In the meantime, we may seek to pursue improvements and reformulations of Endari to seek preserve our intellectual property rights in Endari following the expiration of its Orphan Drug designation. There is no assurance that any such improvements or reformulations would be successful.

Orphan Medicinal status in the EU has similar benefits, including a ten-year marketing exclusivity period following marketing authorization in the EU.

There is no designation available in countries in the MENA region similar to Orphan Drug or Orphan Medicinal designations, so we are not entitled to marketing exclusivity for Endari® in countries in the region where we obtain marketing authorization.

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

In addition to the regulatory framework for product approvals, we and our collaborative partners must comply with federal, state and local laws and regulations regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and other local, state, federal and foreign regulation. All facilities and manufacturing processes used by third parties to produce our product candidates for clinical use in the United States and our products for commercialization must comply with cGMP requirements and are subject to periodic regulatory inspections. The failure of third-party manufacturers to comply with applicable regulations could extend, delay or cause the termination of clinical trials conducted for our product candidates or the withdrawal of our products from the market. The impact of government regulation upon us cannot be predicted and could be material and adverse. We cannot accurately predict the extent of government regulation that might result from future legislation or administrative action.

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

We have a pending PCT patent application directed to devices and methods for measuring the cell sheets maturation, in Brazil, China, European Union, Eurasia, India, Japan, South Korea and USA. The technology is important for the preparation and use of stem cell-derived cells sheets, such as corneas, cartilage, epithelial cell sheets and cell sheets. This non-invasive approach can determine the time progression of cell sheet growth, the maturity of the cell sheet, and the number of cells per cell sheet before harvesting and transplantation. The application is expected to enter into national stages by July 2023 and has a projected expiration date in 2042.

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

Employees

As of December 31, 2023, we had 55 employees, 51 of whom were full time. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

We realized comprehensive loss of $1.3 million for the year ended December 31, 2023, compared to comprehensive loss of $13.0 million for the year ended December 31, 2022, and have historically operated at a loss due to substantial expenditures related to commercialization of Endari®, pursuit of marketing authorization of Endari outside the U.S., interest on our outstanding indebtedness, general and administrative expenses and research and development of our product candidates. There is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources to fund our operations and repay our existing indebtedness until we are able to generate sufficient cash flow from operations.

We are dependent on refinancing our existing indebtedness and new financing to sustain our operations, and there is substantial doubt regarding our ability to continue as a going concern.

The consolidated financial statements included in this Annual Report have been prepared on the basis that the company will continue as a going concern. We had cash and cash equivalents of $2.5 million and a working capital deficit of $50.0 million at December 31, 2023. Management expects that the company’s current liabilities and operating expenses, including debt service on our existing indebtedness and the expected costs relating to the commercialization of Endari® in the MENA region and elsewhere, will exceed our existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the company’s current liabilities and operating expenses, we will need to restructure or refinance our existing indebtedness and raise additional funds through related-party loans, third-party loans, equity and debt financings or licensing or other strategic arrangements. We recently restructured a total of $11.1 million principal amount of convertible promissory notes outstanding as of December 31, 2023 to extend the maturity of the notes by one year and repay the notes in two equal installments of principal and accrued interest due July 2024 and on maturity on February 28, 2025, but we have no understanding or arrangement to restructure or refinance our existing indebtedness or for any additional financing, except for the factored accounts receivable arrangement of our Emmaus Medical subsidiary. There can be no assurance that the company will be able to restructure or refinance its existing indebtedness or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements such as a merger or acquisition. If we are unable to do so, we may seek to restructure the company in bankruptcy, or otherwise. Due to the uncertainty of our ability to meet our current liabilities and operating expenses, there is substantial doubt about the company’s ability to continue as a going concern for 12 months from the date of issuance of the consolidated financial statements contained in this Annual Report, and the report of our independent public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2023 contains a going concern explanatory paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. We face competition from a number of sources, some of which may target the same indication as Endari®, such as pharmaceutical companies, including generic drug companies, biotechnology companies, drug delivery companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, including well-established sales forces, manufacturing capabilities, research and development capabilities, experience in obtaining regulatory approvals for product candidates than do we. For example, in late 2019 the FDA approved a new drug application, or NDA, submitted by Novartis, permitting the marketing of ADAKVEO® (crizanlizumab-tmca) to reduce the frequency of vaso-occlusive crises in adults and pediatric patients aged 16 years and older with SCD. ADAKVEO®, which is administered by intravenous infusion every four weeks, is a selectin blocker humanized IgG2 kappa monoclonal antibody that binds to P-selectin. Also, in late 2019, Global Blood Therapeutics, Inc. which later acquired by Pfizer Inc., (“Pfizer”) announced that the FDA approved its NDA for Oxbryta™ (voxelotor) tablets for the treatment of SCD in adults and children 12 years of age and older. Oxbryta™ is an oral, once-a-day therapy intended to treat SCD by targeting hemoglobin polymerization. Both Novartis and Pfizer have far greater financial, sales and marketing resources than our company and there is no assurance that we will be able to compete effectively with ADAKVEO® or Oxbryta™ as a stand-alone therapy or that Endari® will gain widespread use as an adjunct to the use of ADAKVEO® or Oxbryta™. In December 2023, Casgevy, a groundbreaking CRISPR-based gene editing therapy from Vertex Pharmaceuticals and CRISPR Therapeutics was approved for marketing by the FDA, and a second treatment using conventional gene therapy, Bluebird Bio’s lentiviral therapy, Lyfgenia, also was recently approved for marketing by the FDA. If we are unable to compete effectively or successfully position Endari® as a complement to alternative therapies, our Endari® sales and results of operation may suffer, which could have a material, adverse effect on our financial condition. We also face competition from hydroxyurea and non-prescription grade L-glutamine supplements. Non-prescription grade L-glutamine is manufactured in large quantities, primarily by a few large chemical companies, and processed and sold as a nutritional supplement. The sale of non-prescription grade L-glutamine nutritional supplements, or generic prescription-grade or non-prescription grade L-glutamine products, at prices lower than the prices that we charge for Endari® could have a material adverse effect on our sales of Endari®, especially in the MENA region or other markets where we have no market exclusivity, and our results of operations and financial condition.

If we are unable to achieve and maintain adequate levels of coverage and reimbursement for Endari®, on reasonable pricing terms, its commercial success may be severely hindered.

Successful sales of Endari® depend on the availability of adequate coverage and reimbursement from third-party payors and governmental healthcare programs, such as Medicare and Medicaid. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or a significant portion of the costs associated with their prescription drugs. Coverage determination depends on financial, clinical and economic outcomes that often disfavors new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Although Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs, the reimbursement amounts are subject to change and may not be adequate and may require higher co-payments that patients find unacceptable. Patients are unlikely to use Endari® unless reimbursement is adequate to cover a significant portion of the cost of Endari®. Future coverage and reimbursement will likely be subject to increased pressure in the U.S. as generic PGLG products are introduced later this year. As a consequence, third-party coverage and reimbursement for Endari® may cease to be available or adequate in the U.S., which would have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The majority of Endari® sales are to a few customers and the loss of a customer could adversely affect our results of operations.

We sell Endari® to specialty distributors and specialty pharmacies who, in turn, resell Endari® to pharmacies, hospitals and other customers. Four of our distributors account for approximately 68% of Endari sales in the year ended December 31, 2023, and the loss of any of these distributors or a material reduction in their Endari® purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The market exclusivity for Endari® for SCD in the U.S. will expire in July 2024 and Endari® has no market exclusivity in the MENA region, which lack of exclusivity could adversely affect our Endari® sales and results of operations in the U.S. and in the MENA region.

The exclusivity protections that protect Endari® for use for SCD are limited in ways that may affect our ability to effectively exclude third parties from competing against us. In particular:

•
Orphan Drug market exclusivity protection for Endari® for SCD will expire in the U.S. on July 7, 2024, after which date Endari® may face competition from less expensive generic versions of PGLG; and
•
we do not have intellectual property protection nor orphan drug designation or data exclusivity in key markets for Endari® in the MENA region, which could adversely affect the commercial success of Endari® in the region.

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

We are seeking regulatory approval for Endari® for SCD in the Kingdom of Saudi Arabia, but may not be successful. For example, in January 2018, the European Medicines Agency, or EMA, provided their agreement on the pediatric investigation plan, or PIP, for our prescription grade L-glutamine oral powder in SCD and we filed with the EMA an application for marketing authorization, or MAA, in the EU. In May 2019, we announced that the EMA’s Committee for Medicinal Products for Human Use, or CHMP, had adopted a negative opinion regarding our MAA based upon the CHMP’s position that our main clinical study did not conclusively support the efficacy of the treatment in SCD patients. In light of the CHMP’s opinion, we withdrew our MAA in September 2019. There is no assurance that we will be successful in obtaining marketing authorization in the Kingdom of Saudi Arabia or other jurisdictions outside the U.S. If we obtain marketing authorization, we expect that we will be subject to additional risks related to operating in foreign countries including:

•
business interruptions resulting from geopolitical actions, including war such as the Russian invasion of Ukraine, Israel-Palestinian conflict or terrorism or actual or potential public health emergencies, such as the COVID-19 epidemic or the emergence of new pandemics;
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

We monitor our distributors’ inventories of Endari® using a combination of methods. However, our estimates of distributor inventories may differ significantly from actual inventory levels. Significant differences between actual and our estimated inventory levels may result in excessive production (requiring us to hold substantial quantities of unsold inventory which may result in the establishment of inventory reserves or actual write offs of expired inventory), inadequate supplies of products in distribution channels, insufficient product available at the retail level, and unexpected increases or decreases in orders from our specialty distributors. For example, as of December 31, 2022, we established a $5.0 million reserve against possible future inventory write offs. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a quarter to be below our expectations or the expectations of securities analysts or investors. In addition, we offer price discounts to our customers in advance of Endari® price increases or as an incentive for bulk or advance orders of Endari®. Such discounts may result in specialty distributor purchases exceeding current demand, resulting in reduced specialty distributor purchases in later periods and substantial fluctuations in our results of operations from period to period. If our financial results are below analysts’ or investors’ expectations or cannot be reliably estimated, the market price of our common stock may be adversely affected.

If the single manufacturer of prescription-grade L-glutamine or, as happened recently the single packager upon which we rely for our finished goods inventory of Endari®, fails to produce in the volumes and quality that we require on a timely basis or fails to comply with stringent regulations applicable to pharmaceutical manufacturers, we may face interruptions in sales of, or be unable to meet demand for, Endari® and may lose potential revenues.

We do not currently have our own manufacturing capabilities and depend upon a single Japanese supplier, Ajinomoto Aminoscience, LLC, or Ajinomoto, for commercial supplies of Endari®. We intend to continue to rely on Ajinomoto to produce our PGLG, but we have not entered into, and may not be able to establish, long-term supply agreements with this key supplier on acceptable terms. If Ajinomoto were to experience any manufacturing or production difficulties producing PGLG, or we were unable to purchase sufficient quantities of PGLG on acceptable terms, it could interrupt sales of Endari® and have a material, adverse effect on our results of operations and financial condition.

We also rely upon a single packager of Endari®, with which we have no firm commitment to continue its services. The packager repeatedly delayed the packaging of Endari® originally scheduled for December 2023, which resulted in a severe shortage of finished goods inventory and materially, adversely affected our Endari® sales in late 2023 and in the first two quarters of 2024. As of the filing of this Annual Report, the packaging issues have been resolved and we have begun fulfilling our order backlog. We also are seeking additional sources of packaging to avoid similar problems in the future. There is no assurance that we can retain suitable packaging sources or, if we do, that we will not experience delays in the production of finished goods or future shortages of Endari®.

In addition, all manufacturers, packagers, distributors and suppliers of pharmaceutical products must comply with applicable cGMP regulations for the manufacture of pharmaceutical products, which are enforced by the FDA through its facilities inspection program. If our manufacturers and key suppliers are not in compliance with cGMP requirements, it may result in a delay of approval for products undergoing regulatory review or the inability to meet market demands for any approved products, particularly if these sites are supplying single source ingredients required for the manufacture of any potential product. Furthermore, each manufacturing facility used to manufacture drug or biological products is subject to FDA inspection and must meet cGMP requirements. As a result, if one of the manufacturers that we rely on shifts production from one facility to another, the new facility must undergo a preapproval inspection and, for biological products, must be licensed by regulatory authorities prior to being used for commercial supply. A failure to comply with any applicable manufacturing requirements, including cGMP requirements, could delay or prevent the promotion, marketing or sale of our products. If the FDA or any other applicable regulatory authorities do not approve the facilities for the manufacture of Endari® or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to commercially supply Endari®.

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

We may experience difficulties in managing our growth.

Continued operations and growth require that we manage our commercialization activities for Endari® and product development efforts successfully and in a cost-effective manner, and we may experience difficulties in doing so. We will also need to continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures.

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

We have identified material weaknesses in our internal controls over financial reporting and governance matters.

We have experienced historical material weaknesses in our internal controls over financial reporting and governance matters, and in connection with the preparation of this Annual Report, our management concluded that there continue to be material weaknesses in our disclosure controls and procedures as described in more detail in Part II – Item 9A “Controls and Procedures” in this Annual Report. We cannot guarantee when our disclosure controls and procedures will be fully effective or that we will not identify other material weaknesses in the future. Any material weaknesses in our internal control over financial reporting and governance matters could result in errors in our consolidated financial statements or misappropriation of assets, which could erode market confidence in our company, adversely affect the market price of our common stock and, in egregious circumstances, result in possible securities law claims based upon such financial statements.

Our business may be adversely impacted by the consequences of Russia's invasion of Ukraine or conflicts in the MENA region.

The United States, the U.K. and the EU governments, among others, have instituted various sanctions and export-control measures in response to Russia's invasion of Ukraine, including comprehensive financial sanctions, targeted at Russia or designated individuals and entities with direct or indirect business interests or government connections to Russia or those involved in Russian military activities. Governments have also enhanced export controls and trade sanctions targeting Russia’s imports of goods. Our sales of Endari® in the MENA region also could be adversely affected by the Isreal-Palestinian conflict or outbreaks of conflicts elsewhere in the region. The duration and intensity of these conflicts, or their possible spread, and their potential impact on our business or operations is uncertain, but it is possible that our business and operations could be adversely affected.

Risks Related to Our Intellectual Property

We may not be able to obtain and enforce intellectual property rights that cover our commercial activities or are sufficient to prevent third parties from competing against us.

Our success with respect to Endari® will depend, in part, on our ability to preserve our trade secrets and to prevent third parties from infringing upon our proprietary rights because we do not have (and will do not expect to be able to obtain) composition of matter patents or methods of use patents that cover Endari®. Moreover, our Orphan Drug designation for the use of L-glutamine for the treatment of SCD in the U.S. will expire in July 2024. If our competitors develop alternative L-glutamine products, including generic versions of L-glutamine oral powder, it may have a material, adverse effect on the reimbursement rates and sales of Endari® in the U.S. and our business and results of operations may suffer.

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

We will depend on licenses of certain patents for the resumption of development of some of our product candidates. If any of these licenses terminate, or if any of the licensed patents is successfully challenged, we may be unable to continue the development of the affected product candidates.

Our ability to develop certain product candidates will depend on an exclusive license we have obtained to patents that claim the use of Kainos’s KM10544 IRAK4 inhibitor to treat cancers. The license could be terminated if we fail to satisfy our obligations under the license. In the event any claims in the patents that we have been licensed are challenged, the court or patent authority could determine that such patent claims are invalid or unenforceable or not sufficiently broad in scope to protect our proprietary rights. As the licensee of such patents, our ability to participate in the defense or enforcement of such patents could be limited.

If we are unable to protect proprietary technology that we invent and develop in the future, we may not be able to compete effectively, and our business and financial prospects may be harmed.

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

Risks Related to Our Investment in EJ Holdings, Inc.

EJ Holdings has no revenues and has depended on us to fund its business and operations, and there is no assurance that it can obtain needed funding or that it will be able to continue its activities.

EJ Holdings, Inc., or EJ Holdings, a Japanese corporation that was 40% owned by us, is engaged in seeking to refurbish and phase in its amino acid manufacturing plant in Ube, Japan with the objective of eventually obtaining regulatory clearances for the manufacture of PGLG in accordance with cGMP. EJ Holdings has had no revenues since its inception and, has depended on loans from us to acquire the Ube plant and fund its operations. In September 2023, we suspended further loans to EJ Holdings and in December 2023 we sold and assigned our equity interest in EJ Holdings at our cost to Niihara International, Inc., which was formed by Yutaka Niihara, M.D., Ph.D., our former Chairman and Chief Executive Officer and one of our principal stockholders. EJ Holdings will be dependent on equity or loan financing from Niihara International, Inc. or other financing sources to continue its activities. If EJ Holdings fails to obtain needed funding, it may need to suspend activities at the Ube plant. Under the asset purchase agreement by which EJ Holdings purchased the Ube plant, the seller has the right to repurchase the plant at the purchase price, plus certain taxes, paid by EJ Holdings if the plant does not become operational within a reasonable period not to exceed five years, or as soon as the end of 2024. In that event, EJ Holdings would be unable to repay some or all of our loans.

EJ Holdings may not be able to obtain needed financing or repay our loans.

As of December 31, 2023, we had loaned EJ Holdings a total of approximately $25.8 million, including approximately $2.6 million loaned in 2023. EJ Holdings will need to raise substantial debt or equity financing to fund its activities to refurbish the plant and the plant’s operations if the phase-in of the plant is completed, including, but not limited to, maintaining the physical plant and maintaining regulatory approvals for the manufacture of its products. To the extent EJ Holdings raises additional debt financing, its ability to repay our loans may be adversely affected.

We have disposed of our former equity interest in EJ Holdings, which may increase the risk that our loans to EJ Holdings will not be repaid.

In December 2023, we sold and assigned our former equity interest in EJ Holdings at our cost to Niihara International, Inc. which was formed by Yutaka Niihara, M.D., Ph.D., our former Chairman and Chief Executive Officer and a principal stockholder of the company. In January 2024, Japan Industrial Partners, or JIP, which owned 60% of EJ Holdings, also disposed of its equity interest in EJ Holdings to Niihara International, Inc. We and JIP have no further influence over the management or operation of EJ Holdings. To the extent that EJ Holdings incurs secured or unsecured debt financing to sustain its activities at the Ube plant, it may be unable to repay some or all our loans as they come due in 2027 and 2028.

If EJ Holdings fails to reactivate its plant and obtain customers, it may not be able to sell its plant and property and repay some or all our loans to EJ Holdings.

If EJ Holdings fails to reactivate the Ube plant or to secure customers for its products, it may need to sell its plant and property. There is no assurance that it will be able to do so at an attractive price or at all. Our loans to EJ Holdings are general unsecured obligations of EJ Holdings, and we have no mortgage or other security interest in the plant or other property of EJ Holdings. Depending on the price at which the plant and property can be sold if it becomes necessary, EJ Holdings may be unable to repay some or all of our loans.

Risks Related to Our Securities

We have been delinquent in our SEC reporting obligations, and if we fail to timely file our future SEC reports, our security holders and prospective investors will not have current information regarding our financial statements and status of our business and operations and our common stock may no longer be eligible for quotation on the OTC Markets Group, Inc.

We were unable to timely file with the SEC this Annual Report due to the complex accounting for the disposition of our former equity interest in EJ Holdings. Due to the delay in filing this Annual Report, we will be unable to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. We also were unable to timely file with the SEC our Annual Reports on Form 10-K for the years ended December 31, 2019 and December 31, 2020 and our Quarterly Reports on Form 10-Q for 2020 or our Quarterly Report for the quarter ended March 31, 2021. Our failure to timely file our periodic SEC reports adversely affects the ability of our security holders and prospective investors to have current information regarding our financial statements and status of our business and operations and is likely to have adversely affected the liquidity and trading prices of our common stock. Under applicable rules of the Financial Industry Regulatory Authority, or FINRA, our failure to timely our periodic reports with the SEC may result in the disqualification of our common stock for quotation on the OTC Markets Group, Inc. In such event, there may be no established trading market for our common stock unless and until we are in compliance with our SEC reporting obligations and our common stock once again becomes eligible for quotation on the OTC Markets Group, Inc. or is listed on a national securities exchange.

We have experienced, and may continue to experience, significant volatility in our stock price.

The trading price for our common stock has historically been volatile and traded at higher or lower prices that are seemingly uncorrelated with our results of operations, financial condition or prospects. Between January 1, 2023 and December 31, 2023, the closing sale price of our common stock as reported on the OTC Markets Group, Inc. ranged from a low of $0.08 to a high of $0.50 and may continue to exhibit volatility. Factors such as the following may affect the volatility in our stock price:

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

Public quotations for our common stock were available on the OTCQX tier of the OTC Markets until recently and on the OTC Pink tier since June 11, 2024. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our business or operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system such as The Nasdaq Capital Market or a stock exchange like the NYSE American. These factors may result in investors having difficulty purchasing and reselling shares of our common stock.

Our outstanding warrants and convertible promissory notes may result in dilution to our stockholders.

Certain of our outstanding warrants to purchase a total of up to approximately 2,375,000 shares of our common stock provide for a so-called full-ratchet anti-dilution adjustment in the event we sell or issue shares of common stock or common stock equivalents at an effective price less than the exercise price of such warrants, subject to certain exceptions.

These anti-dilution adjustments resulted in a reduction in the exercise price of such warrants to $0.37 a share in January 2023 and to $0.29 a share in December 2023 as a result of the conversion and exchange of outstanding promissory notes at such prices. As of December 31, 2023, we had outstanding approximately $12.6 million principal amount of convertible promissory notes which are convertible into shares of our common stock at a conversion price of $0.13 per share, subject to possible future reductions on a quarterly basis in the event the prevailing trading price of our common stock is less than the then-conversion price. The anti-dilution adjustments of our outstanding warrants would be triggered by future issuances by us of shares of our common stock upon conversion of the convertible promissory notes, or otherwise, at a price per share below the then-exercise price of such warrants, which adjustments would have a further dilutive effect on our stockholders.

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

Each state has its own securities laws, often called “blue sky” laws, which limit sales of securities to a state’s residents, unless the securities are registered in that state or qualify for an exemption from registration and govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must also be registered in that state. As long as our common stock is quoted on the OTCQX until recently and on the OTC Pink tier since June 11, 2024., a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our common stock. You should therefore consider the resale market for our common stock warrants to be limited, as you may be unable to resell your common stock without the significant expense of state registration or qualification.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We periodically assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity processes, and practices as part of our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. George Sekulich, our Co-President and former Chief Information Officer, in consultation with our third-party information technology, or IT, vendor assesses risks based on probability and potential impact to our business and information systems and processes. Any identified risks that are considered high are monitored and tracked as part of our overall risk management program overseen by our board of directors.

We collaborate with our third-party IT vendor to assess the effectiveness of our cybersecurity prevention and response systems and processes and have not had a need to utilize cybersecurity assessors, consultants or other external cybersecurity experts to assist in the identification, verification, and validation of cybersecurity risks or to support any necessary mitigation plans.

Neither cybersecurity incidents or cybersecurity threats have materially affected our company, including our business strategy, results of operations, or financial condition. We are not aware of any cybersecurity threats that are reasonably likely to materially affect our company. Refer to the risk factor captioned “Our business and operations may be adversely affected by information technology (“IT”) system failures or cybersecurity or data breaches” in Part I, Item 1A. "Risk Factors" for additional description of cybersecurity risks and potential related impacts on our Company.

Governance

Our board of directors oversees our risk management process, including as it pertains to cybersecurity risks.

We take a risk-based approach to cybersecurity and have implemented cybersecurity policies in collaboration with our IT vendor that are designed to address cybersecurity threats and incidents. As Co-President, Mr. Sekulich, or former Chief Information Officer, is currently responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. Mr. Sekulich has over 25 years of experience in information security and possesses the requisite expertise and experience expected of such an individual given our company’s risk profile. Mr. Sekulich provides periodic updates on any cybersecurity incidents and threats to our Board of Directors and to the Audit Committee of our board of directors as such incidents may arise.

ITEM 2. PROPERTIES

We lease office space under operating leases from unrelated entities. The rent expense for the years ended December 31, 2023 and 2022 was approximately $1,167,000 and $1,187,000, respectively.

We lease 21,293 square feet of office space for our headquarters in Torrance, California, at a base rental of $86,828 per month, which the lease will expire on September 30, 2026. We also lease 2,326 square feet of office space in Dubai, UAE, which leases will expire on June 19, 2026.

We believe our existing facilities are adequate for our current and planned future operations, and we expect to be able to renew the leases on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Public quotations for our common stock were available on the OTCQX tier of the OTC Markets until June 11, 2024, when our common stock was relegated to the Pink tier of the OTC Markets for failure to timely file this Annual Report. We intend to re-apply for quotation on the OTCQX tier once we are current in our SEC reporting. The ticker symbol for our common stock is “EMMA.” The information reported on the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Holders

As of March 15, 2024, we had approximately 391 stockholders of record.

Dividends

We have never paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors in its discretion and will depend on our financial condition, operating results, capital requirements, our ability to satisfy the requirements for paying dividends under the Delaware General Corporation Law, and other factors that the board of directors considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023, regarding compensation plans, including any individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,000,000	$4.50	2,750,000
Equity compensation plans not approved by security holders	1,000,000	$0.49	—

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

ITEM 6. SELECTED FINANCIAL DATA

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

Company Overview

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. Our lead product, Endari® (prescription-grade L-glutamine oral powder) is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”), in adult and pediatric patients five years of age and older. In April 2022, Endari® was approved by the Ministry of Health and Prevention in the United Arab Emirates, or U.A.E, in adults and pediatric patients five years of age and older. The approval of Endari® in the U.A.E. was the first granted outside the U.S. We have also received marketing authorizations for Endari® in Qatar (November 2022), Kuwait (December 2022), Bahrain (May 2023) and Oman (July 2023). Our applications for marketing authorization is pending in the Kingdom of Saudi Arabia. While the application is pending, the FDA approval of Endari® can be referenced to allow access to Endari® on a named-patient basis.

Endari® is marketed and sold in the U.S. by our internal commercial sales team. Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. We have agreements in place with the nation’s leading distributors as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide. In April 2022 we launched a telehealth solution to afford SCD patients’ direct access to Endari® remotely through a web portal.

As of December 31, 2023, our accumulated deficit was $256.1 million, and we had cash and cash equivalents of $2.5 million. We expect net revenues to increase as we expand our commercialization of Endari® in the U.S. and GCC countries. Until we can generate sufficient net revenues from Endari® sales, our future cash requirements are expected to be financed through loans from related parties, third-party loans, public or private equity or debt financings or possible corporate collaboration and licensing arrangements. We are unable to predict if or when we will become profitable.

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

We suspended substantially all research and development activities in late 2023 to focus on the commercialization and sale of Endari® and repayment of our outstanding indebtedness and cannot predict whether or when we may resume such activities. Future research and development expenses will depend on any new product candidates or technologies that we may introduce into our research and development pipeline. In addition, we cannot predict which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree, if any, such arrangements would affect our development plans and capital requirements.

Due to the inherently unpredictable nature of the drug approval process and the interpretation of the regulatory requirements, we are unable to estimate the amount of costs of obtaining regulatory approvals of Endari® outside of the U.S. or the development of other preclinical and clinical programs. Clinical development timelines, the probability of success and development costs can differ materially from expectations and can vary widely. These and other risks and uncertainties relating to product development are described in this Annual Report under the headings “Risk Factors—Risks Related to Our Business” and “Risk Factors—Risks Related to Regulatory Oversight of our Business and Compliance with Law.”

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

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first‑in, first‑out basis and at the lower of cost or net realizable value. Substantially all raw materials purchased during the years ended December 31, 2023 and 2022 were supplied by a single supplier.

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

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of our debt instruments is not materially different from their carrying values as presented. The fair value of our convertible debt instruments was determined based on Level 3 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 7 to our consolidated financial statements.

Certain of our outstanding warrants contain price adjustment provisions and, consequently, are accounted for as liabilities that are remeasured at fair value on a recurring basis using Level 3 inputs. The Level 3 inputs in the valuation of warrants include expected term and expected volatility.

Related Party Transactions

For a discussion of related party transactions, refer to Note 5, 7,8, 12 and 14 of the Notes to Consolidated Financial Statement included elsewhere in this Annual Report, which information is incorporated herein by reference.

Equity method investment

Until late December 2023, we owned 40% of the capital shares of EJ Holdings, which was treated as a so-called variable interest entity, or "VIE," for financial accounting purposes. A VIE such as EJ Holdings is to be consolidated by the primary beneficiary of its business and operations if the beneficiary has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. We did not meet the power criterion for consolidating EJ Holdings. Accordingly, we accounted for our variable interest in EJ Holdings under the equity method under which our interest in EJ Holdings’ net loss was recorded as net loss on equity method investment in our consolidated statements of operation. In December 2023, we sold and assigned our equity interest in EJ Holdings at its original cost to Niihara International, Inc., which was formed by Yutaka Niihara, M.D., Ph.D., our former Chairman and Chief Executive Officer and one of our principal stockholders.

EJ Holdings is engaged in seeking to refurbish and phase in its amino acid manufacturing plant in Ube, Japan with the objective of eventually obtaining regulatory clearances for the manufacture of PGLG in accordance with cGMP. In August 2023, we suspended any further loans to EJ Holdings. As of December 31, 2023, we had loaned EJ Holdings a total of approximately $25.8 million, including $2.6 million loaned in 2023. EJ Holdings has had no revenues since its inception, has depended on loans from us to acquire the Ube plant and fund its operations and will continue to be dependent on loans from other sources unless and until its plant is activated and it can secure customers for its products. The net loan receivable from EJ Holdings was $16.9 million as reflected in a loan receivable from EJ Holdings in contra equity on the consolidated balance sheet. There is no assurance that our loan receivable from EJ Holdings is recoverable.

Financial Highlights

	Years Ended December 31,
	2023	2022
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
REVENUES, NET	$29,597	$18,390
COST OF GOODS SOLD	1,342	2,588
GROSS PROFIT	28,255	15,802
OPERATING EXPENSES
Research and development	1,189	1,725
Selling	8,635	7,493
General and administrative	14,891	13,170
Total operating expenses	24,715	22,388
INCOME (LOSS) FROM OPERATIONS	3,540	(6,586)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(821)	(501)
Change in fair value of warrant derivative liabilities	1,195	1,304
Change in fair value of conversion feature derivative, notes payable	2,773	4,259
Loss on investment in convertible bond	(297)	(133)
Net loss on equity method investment	(1,713)	(1,913)
Foreign exchange loss	(1,767)	(2,662)
Interest and other income	681	680
Interest expense	(7,383)	(5,013)
Total other expense	(7,332)	(3,979)
LOSS BEFORE INCOME TAXES	(3,792)	(10,565)
Income tax provision (benefit)	(59)	60
NET LOSS	$(3,733)	$(10,625)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.07)	$(0.21)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	53,105,388	49,439,867

Years ended December 31, 2023 and 2022

Net Loss. Net loss decreased by $6.9 million, or 65%, to $3.7 million for the year ended December 31, 2023 compared to net loss of $10.6 million for the year ended December 31, 2022. The decrease was due primarily to a $12.5 million increase in gross profit partially offset by a $2.3 million increase in operating expenses and a $3.4 million increase in other expenses. As of December 31, 2023, we had an accumulated deficit of approximately $256.1 million. Our net loss for the year ended December 31, 2023 included approximately $1.7 million of net loss attributable to our equity method investment in EJ Holdings, a variable interest entity, or VIE. The loss attributable to our equity investment in EJ Holdings for the year ended December 31, 2022 was $1.9 million. In December 2023, we sold and assigned our equity interest in EJ Holdings at cost, and our future other income (expense) will no longer include net loss or net income attributable to equity investment in EJ Holdings.

Revenues, Net. Net revenues increased by $11.2 million, or 61%, to $29.6 million for the year ended December 31, 2023 compared to $18.4 million in 2022. Substantially all net revenues were attributable to Endari® sales. The increase was primarily attributable to a recovery in U.S. sales and a $5.6 million increase in net revenues in the MENA region in 2023 compared to 2022.

We suffered a shortage of finished goods inventory of Endari® beginning in late 2023 due to delays by our sole packager in producing additional finished goods originally scheduled for December 2023. The shortage has resulted in substantially lower sales in the first quarter of 2024 as compared to previous quarters and the same period in the prior year. The shortage extended into the second quarter as well and is expected to have a severe, adverse effect on our sales for the second quarter as compared to the same period in 2023. As of the date of filing this Annual Report, the packaging has been resolved and we have begun fulfilling our order backlog of approximately $4.6 million as of May 24, 2024. We expect that sales for June 2024 and the third quarter will rebound to levels experienced prior to the shortage. We also are seeking additional sources of packaging to avoid similar problems in the future.

The market exclusivity for Endari® for SCD in the U.S. will expire in July 2024 and Endari® has no market exclusivity in the MENA region, which lack of exclusivity could adversely affect our Endari® sales and results of operations in the U.S. and the MENA region. We cannot predict whether or when competing generic prescription-grade L-glutamine products may be introduced in the U.S. or the MENA region or what affect the introduction of such products may have on reimbursement rates for Endari® in the U.S. or the MENA region or Endari® sales.

Cost of Goods Sold. Cost of goods sold decreased by $1.2 million, or 48%, to $1.3 million for the year ended December 31, 2023 compared to $2.6 million in 2022. This decrease was primarily due to a $1.6 million reduction of cost in reserve amount related to Endari® inventory with a shelf-life of less than two years.

Research and Development Expenses. Research and development expenses decreased by $0.5 million, or 31%, to $1.2 million for the year ended December 31, 2023 compared to $1.7 million in 2022. The decrease was primarily due to completion of the sub-study under our Pilot/Phase 1 study of PGLG in diverticulosis in 2022, as well as our suspension of substantially all research and development activities in late 2023.

Selling Expenses. Selling expenses increased by $1.1 million, or 15%, to $8.6 million for the year ended December 31, 2023 compared to $7.5 million in 2022. The increase was due to increases of $0.3 million in consulting services, $0.3 million in promotional expenses, $0.3 million in sales team compensation, and $0.2 million in travel related expenses. We expect that our selling expenses will continue to increase as we expand Endari® marketing and sales activities both in the U.S. and other regions.

General and Administrative Expenses. General and administrative expenses increased by $1.7 million, or 13%, to $14.9 million for the year ended December 31, 2023 compared to $13.2 million in 2022. The increase is due to $1.2 million in shared-based compensation and $0.7 million in transaction cost relating to the fraudulent standby letter of credit.

Other Expense. Other expense increased by $3.4 million, or 84%, to $7.3 million for the year ended December 31, 2023 compared to $4.0 million in 2022. The increase was primarily due to a $2.4 million increase in interest expense, $1.5 million decrease in income from change in fair value of conversion feature derivative, note payable and a $0.3 million increase in loss on debt extinguishment partially offset by a $0.9 million decrease in foreign exchange loss in 2023.

Income Tax Provision (Benefit). Income tax benefit increased by $0.1 million or 198%, to $59,000 benefit for the year ended December 31, 2023 compared to income tax expense of $60,000 in 2022. A valuation allowance for net deferred tax assets recorded when it is more likely than not that we will not realize these assets through future operations. The valuation allowance decreased by approximately $1.2 million for the year ended December 31, 2023, while it increased by $4.0 million for the year ended December 31, 2022. As of December 31, 2023, and 2022, we had no unrecognized tax benefits or position which in the opinion of management would be reversed if challenged by a tax authority.

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

Liquidity and Capital Resources

We realized a net loss of $3.7 million for the year ended December 31, 2023 and anticipate that we will continue to incur net losses for the foreseeable future and until we can generate increased net revenues from Endari® sales. There is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources repay our existing indebtedness or to fund our operations until we are able to generate sufficient cash flow from operations.

Our subsidiary, Emmaus Medical, Inc., or Emmaus Medical, is party a purchase and sale agreement with Prestige Capital Finance, LLC, or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 65% to 80% of the face amount of the accounts receivable, subject to a $7,500,000 cap on advances at any time. The balance of the face amount of the accounts receivable will be reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable.

Liquidity represents our ability to pay our liabilities when they become due, fund our business operations and meet our contractual obligations, including repayment of our indebtedness and the purchase of API under our supply arrangements with Telcon, and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period, proceeds from our accounts receivable factoring arrangement with Prestige Capital and similar sales of future receipts to other parties, proceeds from related-party loans and other financing activities. Our short-term and long-term cash requirements consist primarily of working capital requirements, general corporate needs, our contractual obligations to purchase API from Telcon and debt service under our outstanding notes payable.

As of December 31, 2023, we had outstanding $16.8 million in principal amount of convertible promissory notes and $11.5 million in principal amount of other notes payable that are due within a year. Our minimum lease payment obligations were $3.1 million, of which $1.1 million was payable within 12 months.

Our API supply agreement with Telcon provides for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, Telcon may be entitled to payment of the shortfall or to offset the shortfall against the Telcon convertible bond and proceeds thereof that are pledged as collateral to secure our obligations. With our consent, in April 2023 Telcon retained cash collateral and made offsets against the outstanding balance of our Telcon convertible bond for target shortfalls under the API supply agreement for 2022. A similar target shortfall for 2023 was offset in April 2024.

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of filing of this Annual Report as referred to in the “Risk Factors” section of this Annual Report and Note 2 of the Notes to Consolidated Financial Statements included herein. The report of our independent public accounting firm on our financial statements as of and for the year ended December 31, 2023 included in Item 15 of this Annual Report contains a going concern qualification.

Cash Flows

Net cash used in operating activities

Net cash used in operating activities decreased by $3.6 million, or 70%, to $ 1.5million for the year ended December 31, 2023 from $5.1 million for the year ended December 31, 2022. The decrease was primarily due to a decrease of $6.9 million in net loss and a $1.5 million increase in non-cash adjustments to net loss partially offset by a $4.8 million decrease in working capital. The increase in non-cash adjustments to net loss was primarily attributable to a reduction of $1.5 million in change in fair value of conversion feature derivative liabilities, a $1.2 million increase in share-based compensation and a $0.3 million increase in loss on debt extinguishment, partially offset by a $1.5 million decrease in inventory reserve.

Net cash used in investing activities

Net cash used in investing activities decreased by $2.0 million, or 82%, to $ 0.4 million for the year ended December 31, 2023 from $2.4 million for the year ended December 31, 2022. This decrease was primarily due to a $2.6 million decrease in loans to equity method investee, partially offset by decrease of $0.7 million in proceeds from the deemed sale of a portion of the Telcon convertible bond from the offset of target shortfalls discussed above.

Net cash from financing activities

Net cash from financing activities decreased by $4.8 million, or 66%, to $2.5 million for the year ended December 31, 2023 from net cash from financing activities of $7.2 million for the year ended December 31, 2022.

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

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of December 31, 2023 under the supervision and with the participation of our management, including our principal executive officers and Chief Financial Officer. Based on that evaluation, our principal executive officers and Chief Financial Officer concluded that our DCP were not effective as of December 31, 2023.

Material Weaknesses

As previously reported, in connection with the preparation of our consolidated financial statements as of December 31, 2021, our management identified ongoing material weaknesses (the “Material Weaknesses”) in our internal control over financial reporting. The Material Weaknesses related to inadequate accounting treatment for complex accounting matters, inadequate financial closing process, segregation of duties, including access control over information technology, especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account processes, and insufficient entity risk assessment processes.

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

In 2022, we implemented an integrated cloud-based enterprise resource planning system to manage our financial information and replace our outdated financial accounting systems and software. As a result of these actions, management has concluded that the material weaknesses identified in previous fiscal years have been remediated but that there continued to be material weakness in our internal control over financial reporting as of December 31, 2023. In particular, our finance and financial accounting department is thinly staffed, and there are some areas in which we lack formal policies and procedures.

During 2023, the Company paid $650,000 in exchange for the promise of a standby letter of credit from foreign sources which was received, but determined to have been fraudulent. In connection with this matter, we identified an additional material weakness related to insufficient board of directors' oversight and a lack of internal governance processes and procedures surrounding the evaluation of and background checks of advisors in foreign jurisdictions where we have less familiarity with laws and business practices.

To address the material weakness, our Board of Director appointed a Steering Committee of our Co-Presidents and independent directors following the termination of employment of our former Chief Executive Officer and we engaged outside counsel to advise management on additional steps which should be taken to properly vet the Company’s advisors and others with which it seeks to do business in the future.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

Attestation Report

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, we are not subject to the attestation requirement.

Changes in Internal Control Over Financial Reporting

Except as described above, based on the evaluation of our management as required by paragraph (d) of Rule 13a‑15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals constitute our board of directors and executive officers:

Name	Age	Position
Willis C. Lee, M.S.	63	Chairman of the Board, Co-President and Chief Operating Officer
George Sekulich	59	Co-President, Chief Commercial Officer and Director
Yasushi Nagasaki, C.P.A.	56	Chief Financial Officer
Charles Stark, Pharm.D.	68	Chief Science Officer & EVP of Clinical Development and Medical Affairs
Wei Peu Zen	71	Director
Seah H. Lim, M.D., Ph.D.	65	Director
Ian Zwicker	76	Director

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

Willis C. Lee, M.S. was appointed Co-President and Chairman of the Board of Directors of the Company on August 21, 2023 and October 2, 2023, respectively. He has served as Chief Operating Officer since May 2011 and as a director since December 2015 and served as Vice-Chairman of the board of directors since January 2016 and as Chief Financial Officer from October 2016 to July 2018 of EMI Holding. Mr. Lee also previously served as a director of EMI Holding from May 2011 to May 2014 and again from to December 2015 to January 2016. Mr. Lee served as the Co-Chief Operating Officer and Chief Financial Officer and as a director of Emmaus Medical from March 2010 to May 2011. Prior to that time, he was the Controller at Emmaus Medical from February 2009 to February 2010. From 2004 to 2010, Mr. Lee led worldwide sales and business development of Yield Dynamics product group at MKS Instruments, Inc., a provider of instruments, subsystems, and process control solutions for the semiconductor, flat panel display, solar cell, data storage media, medical equipment, pharmaceutical manufacturing, and energy generation and environmental monitoring industries. Prior to that time, Mr. Lee held various managerial and senior positions at various public and private companies in the semiconductor and other industries. Mr. Lee received his B.S. degree and a M.S. degree in Physics from University of Hawaii and University of South Carolina, respectively. We believe Mr. Lee is qualified to serve as a director due to his extensive knowledge and experience, as well as his intimate knowledge of the company through his service as an executive officer of the company and Emmaus Medical.

George Sekulich was appointed as Co-President and as a director of the Company on August 23, 2023 and October 2, 2023, respectively. He has served as Senior Vice President of Global Commercialization and Chief Information Officer since July 2019 and served in the same capacities with EMI Holding since May 2019, responsible for overseeing the commercial launch of Endari® in the United States. More recently, he has been engaged in laying the groundwork for the launch of Endari® in overseas markets, with a special emphasis on the MENA region. Prior to becoming Senior Vice President of Global Commercialization, Mr. Sekulich served as Vice President of Commercialization and Chief Information Officer since April 2018. Prior to that, Mr. Sekulich served as Chief Information Officer of EMI Holding since September 2014. Mr. Sekulich has over 25 years of experience in IT and software development and is active in the design and support of our internal CRM. Prior to joining EMI Holding, Mr. Sekulich was the Director of Magellan Net, a software development firm. Mr. Sekulich received a B.S. in Computer Information Systems Management from California State University Dominguez Hills.

Yasushi Nagasaki, C.P.A. has served as Chief Financial Officer since September 1, 2020 and served as our Senior Vice President Finance from July 2019 to August 2020. Mr. Nagasaki also served as Senior Vice President Finance from April 2012 to July 2019 and as Chief Financial Officer from May 2011 to April 2012 of EMI Holding, with which we merged in July 2019. From September 2005 until joining EMI Holding, Mr. Nagasaki was the Chief Financial Officer of Hexadyne Corporation, an aerospace and defense supplier. Mr. Nagasaki also served on the board of directors at Hexadyne Corporation from September 2005 to April 2011. From May 2003 to August 2005, Mr. Nagasaki was the Controller at

Upsilon Intertech Corporation, an international distributor of defense and aerospace parts and subsystems. Mr. Nagasaki is a Certified Public Accountant and received a B.A. in Commerce from Waseda University and an M.A. in International Policy Studies from the Monterey Institute of International Studies, a graduate school of Middlebury College.

Charles Stark, Pharm.D. was appointed as Executive Vice President and Chief Scientific Officer on November 20, 2023. He previously served as Senior Vice President of Medical Affairs, Clinical, Regulatory since November 23, 2021 and as Senior Vice President of Research and Development since July 19, 2019 and in the same capacity with EMI Holding since 2013. He has more than 30 years of experience in medical affairs, research and academia. Previously, Dr. Stark was Director of Clinical Development at Bavarian Nordic, an immunotherapeutic company, and prior to that Associate Director of Medical Affairs for the Dendreon Corporation, an immunotherapeutic company. He has served as Director, Medical Science Liaisons (cardiovascular, metabolic and oncology) at Pfizer, Inc., a pharmaceutical company. Dr. Stark has served as the Director of Investigational Drug Services and Clinical Research at LA BioMed at Harbor UCLA and at the Health Research Association at USC Medical Center. He has also served as a faculty member at the University of Southern California School of Pharmacy. Dr. Stark received his Pharm.D. from the University of Southern California and completed his residency at the Veteran’s Affairs Medical Center in West Los Angeles.

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

Seah H. Lim, M.D., Ph.D., was appointed as a director on October 4, 2022 and has more than 25 years of experience working in academia and with pharmaceutical companies in the clinical development of products in hematology, oncology, and transplantation. He is board-certified in Internal Medicine, Hematology, and Medical Oncology and is an internationally recognized physician-investigator with extensive leadership experience and a track record of success in clinical and research and development. He is currently the Chief Executive Officer of Medicovestor, Inc, a privately held biotechnology company developing novel antibody drug conjugates for treating cancers. From January 2017 to October 2023, he served as a consultant to Salix Pharmaceuticals/Bausch Healthcare where he was instrumental in obtaining FDA designation of rifaximin as an orphan drug for the treatment of sickle cell disease. He also has served as a consultant to numerous “big pharma” companies, including Genzyme, USA, Burroughs Wellcome, and Amgen Corporation. Dr. Lim is currently an Adjunct Professor in the Division of Hematology and Oncology at SUNY Upstate Medical University. Dr. Lim has authored or co-authored numerous peer-reviewed publications and has served as Section Editor, Journal of Translational Medicine since 2016. He received his MB ChB and MD degrees from Aberdeen University School of Medicine, Aberdeen, Scotland, and Ph.D. from University of Wales College of Medicine, Cardiff, Wales. We believe Dr. Lim is well-qualified to serve as a director based on his expertise and experience in the treatment of sickle cell disease and extensive background as a researcher and executive officer and consultant in the pharmaceutical industry both in the U.S. and abroad.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a‑2, our directors and executive officers and beneficial owners of 10% or more of our common stock are currently required to file statements of beneficial ownership with respect to their ownership of our equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3 and 4 and any Forms 5 furnished to us, we believe that during the fiscal year ended December 31, 2023 our directors and officers filed, all reports required by Section 16(a) of the Exchange Act, except that Dr. Lim and Mr. Lee inadvertently failed to timely report four purchases of our common stock and eight purchases of our common stock, respectively.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation earned by our principal executive officers, and our two other most highly compensated executive officers, whom we refer to as our “named executive officers,” for the fiscal years ended December 31, 2023 and 2022:

Name and Position	Year ended December 31	Salary	Bonus	Stock Awards	Option Awards		All Other Compensation		Total
Willis C. Lee	2023	240,000	—	—	80,221		—		320,221
Co-President and Chief Operating Officer	2022	240,000		—	—		—		240,000
George Sekulich	2023	210,000	—	—	16,044		—		226,044
Co-President and Chief Commercial Officer	2022	210,000		—	—		—		210,000
Yasushi Nagasaki	2023	250,000	—	—	24,066		—		274,066
Chief Financial Officer	2022	250,000		—	—		—		250,000
Charles Stark	2023	174,831	—	—	16,044		—		190,875
Chief Science Officer & EVP of Clinical Development and Medical Affairs	2022	210,000		—	—		—		210,000
Yutaka Niihara, M.D., MPH (1)	2023	244,798	—	—	1,151,330	(2)	76,035	(3)	1,472,163
Former Chairman and Chief Executive Officer	2022	356,125	—	—	—		—		356,125

(1) On August 18, 2023, Dr. Niihara ceased to serve as our Chairman and Chief Executive Officer.

(2) On January 12, 2023, the Company granted Dr. Niihara a five-year warrant to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $4.50 in lieu of cash bonuses or salary increases. The amount shown reflects the grant date valuation of warrant as determined pursuant to ASC Topic 718.

(3) Represent payout of accrued paid time off.

The compensation of Mr. Lee and Dr. Niihara does not reflect annual performance bonuses contemplated by their respective employment agreements. No specific performance criteria were established for payment of such bonuses for 2023 or 2022.

Outstanding Equity Awards at 2023 Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2023:

Name	Number of Securities Underlying Unexercised Awards Exercisable	Number of Securities Underlying Unexercised Awards Unexercisable	Exercise Price	Expiration Date
Willis C. Lee	315,043	—	$4.76	5/10/2026
	—	500,000	$4.50	1/11/2033
George Sekulich	21,002	—	$4.76	5/10/2026
	78,760	—	$10.76	8/8/2028
	—	100,000	$4.50	1/11/2033
Yasushi Nagasaki	315,043	—	$4.76	5/10/2026
	—	150,000	$4.50	1/11/2033
Charles Stark	105,014		$3.43	2/26/2024
	105,014		$4.76	5/10/2026
		100,000	$4.50	1/11/2033

Employment Agreements

On April 5, 2011, Emmaus Medical, Inc., our indirect wholly owned subsidiary, entered into employment agreements with Dr. Niihara and Mr. Lee. Each of the Employment Agreements had an initial two-year term, which renews automatically for consecutive one-year periods unless we or the officer provides notice of non-renewal at least 60 days prior to the expiration of the then current term.

Base Salary, Bonus and Other Compensation. Dr. Niihara’s and Mr. Lee’s base salaries in 2023 were $385,000 and $240,000, respectively. In addition to the base salary, each officer may be entitled to receive an annual performance bonus based on the officer’s performance. The Employment Agreements provide that the respective officer’s performance will be measured against a set of targets and goals as mutually established by us and the officer. Historically, our board of directors and the Compensation Committee of the board have evaluated each officer’s performance without reliance on specific pre-established targets and goals. The officers are also eligible to receive paid vacation and to participate in health and other benefit plans and to be reimbursed for reasonable and necessary business expenses on the same basis as our other employees.

Equity Compensation. The Employment Agreements provide that on December 31 of each calendar year, or as soon as reasonably practicable after such date (each a “Grant Date”), we will grant non-qualified 10-year stock options with a Black-Scholes-Merton value of $100,000 to Dr. Niihara, and $50,000 to Mr. Lee in each case with an exercise price per share equal to the “Fair Market Value” (as such term is defined in our 2011 Stock Incentive Plan) on the applicable Grant Date. The options are to vest as to one-third of the option shares on each of the first three anniversaries of the Grant Date. Any unvested options are to vest immediately upon a change in control (as defined below), termination of the officer’s employment other than a voluntary termination by the officer or our termination of the officer for cause. In the event the officer is terminated for any reason other than cause, death or disability or retirement, each option, to the extent that it is exercisable at the time of such termination, shall remain exercisable for the 90-day period following such termination, but in no event following the expiration of its term. In the event the officer’s employment terminates on account of death, disability or, with respect to any non-qualified stock option, retirement, each option granted that is outstanding and vested as of the date of such termination shall remain exercisable by such officer (or the officer’s legal representatives, heirs or legatees) for the one-year period following such termination, but in no event following the expiration of its term. No such stock option grants were made for either of the years ended December 31, 2023 or 2022.

Severance Compensation. In connection with the termination of Dr. Niihara’s employment, he was paid his base salary prorated through the termination date, any expense reimbursement due and owing for reasonable and necessary business expenses, and unpaid vacation benefits (the “Voluntary Termination Benefits”). If Mr. Lee’s employment is terminated for any reason during the term of his Employment Agreement, other than for cause or without good reason, he will be entitled to receive the same Voluntary Termination Benefits. If Mr. Lee’s employment is terminated due to his death or disability during the term of his employment agreement, he will also receive an amount equal to his target annual performance bonus, if any, and in the case of a termination due to disability, six additional months of his base salary to be paid out over a six-month period and payment of COBRA benefits for six months following the termination. If Mr. Lee’s employment is terminated without cause or he resigns with good reason (but not within two years following a change in control) during the term of his employment agreement, he will receive the Voluntary Termination Benefits and, subject to his signing a Release if all claims relating to his employment, a severance package equal to six months’ base salary to be paid out over a six-month period, an amount equal to half of the targeted annual performance bonus, if any, and payment of COBRA benefits for six months following the termination.

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

Change of Control. Mr. Lee's Employment Agreements will not be terminated upon a “change of control,” which means any merger or reorganization where the holders of the company’s capital stock prior to the transaction own fewer than 50% of the shares of capital stock after the transaction, an acquisition of 50% of the voting power of the company’s outstanding securities by another entity, or a transfer of at least 50% of the fair market value of the company’s assets. Upon Mr. Lee’s termination without cause or for good reason that occurs within two years after a change of control, he will be entitle to receive the Voluntary Termination Benefits and, subject to his signing a Release of all claims relating to his employment, a severance package equal to one year’s base salary to be paid out over a 12-month period, an amount equal to the full-year targeted annual performance bonus, if any, payment of COBRA benefits for 12 months following the termination, and a one-time cash payment of $200,000. In addition, Mr. Lee’s unvested equity awards will vest upon such termination and he will have 36 months in which to sell or exercise such awards (subject to expiration of the term of such options).

Director Compensation

The following is a summary of the compensation of our non-employee directors for 2023:

•
$100,000 cash compensation, payable in quarterly instalments.
•
possible awards of stock options as determined by the Compensation Committee or the Board.

The following table sets forth information regarding the compensation earned by our non-employee directors for the fiscal year ended December 31, 2023. Our employee directors are not compensated for their services as directors.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Wei Peu Zen	$100,000	$16,044	$116,044
Seah H. Lim, M.D., Ph.D	100,000	16,044	116,044
Ian Zwicker	100,000	16,044	116,044
Total	$300,000	$48,132	$348,132

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 15, 2024 with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock owned by:

•
Each person known to be the beneficial owner of 5% or more of our outstanding common stock;
•
Each named executive officer;
•
Each director; and

•
All our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants and convertible notes held by that person that are currently exercisable or become exercisable within 60 days of March 15, 2024 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership of Shares of Common Stock		Percent of Class (1)
Directors and Executive Officers
Willis C. Lee	Chairman, Co-President and Chief Operating Officer	1,532,984	(2)	2.4%
George Sekulich	Co-President and Chief Commercial Officer	344,593	(3)	*
Yasushi Nagasaki	Chief Financial Officer	648,812	(4)	1.0%
Charles Stark	Chief Science Officer & Executive Vice President of Clinical Development and Medical Affairs, Clinical, Regulatory	367,642	(5)	*
Seah H. Lim	Director	4,711,626	(6)	7.6%
Wei Peu Zen	Director	6,164,031	(7)	9.9%
Ian H. Zwicker	Director	125,000	(8)	*
Officers and Directors as a Group (7 persons)		13,894,688	(9)	21.6%

5% or More Owners
Yutaka Niihara, M.D., M.P.H.		12,202,851	(10)	19.7%
Telcon RF Pharmaceutical, Inc.		4,147,491	(11)	8.1%
__________
* Represents beneficial ownership of less than 1%.
(1) Based on 61,845,963 shares of common stock issued and outstanding as of March 15, 2024.
(2) Includes 737,266 shares underlying stock options.
(3) Includes 344,208 shares underlying stock options.
(4) Includes 581,710 shares underlying stock options.
(5) Includes 349,460 shares underlying stock options.
(6) Includes 125,000 shares underlying stock options.

(7) Includes 125,000 shares underlying stock options and 1,270,214 shares owned by Profit Preview International Group Limited, a Hong Kong limited company wholly owned by Mr. Zen. Excludes 521,827 shares owned by Smart Start investments Limited, a Hong Kong corporation and wholly owned subsidiary of Build King Holdings Limited, a Hong Kong stock exchange listed company, of which the Mr. Zen is a director and 9.96% shareholder, and 350,048 shares owned by Wealth Threshold Limited, a British Virgin Islands limited company and wholly owned subsidiary of Wai Kee Holdings Limited, a Hong Kong stock exchange listed company of which Mr. Zen is a director and 31.45% shareholder, as to which shares Mr. Zen disclaims beneficial ownership.

(8) Includes 125,000 shares underlying stock options.
(9) Includes 2,387,644 shares underlying stock options.

(10) Includes 12,047,057 shares of common held jointly by Dr. Niihara and Soomi Niihara, his wife, 63,000 shares held by Soomi Niihara and 92,794 shares owned by Hope International Hospice, Inc., or Hope Hospice. Dr. Niihara is the chief executive officer and a co-director of Hope Hospice and shares voting and investment power over such shares. The information for Dr. Niihara, whose address is c/o Hope International Hospice, Inc., 20705 S. Western Avenue, Unit 112 Torrance, CA 90501, is based on his Schedule 13D/A filed with the SEC on February 21, 2023 and other information available to the company.

(11) The information regarding Telcon RF Pharmaceutical, Inc. whose address is S-Tower 14th Floor 439 Bongunsa-ro, Gangnam-gu, Seoul, South Korea is based solely on its Schedule 13G filed with the SEC on August 26, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below in this section, since the beginning of our last fiscal year, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were a party:

•
in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and
•
in which any director, executive officer, or other stockholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Loans by Related Persons

The following table sets forth information relating to loans from related parties evidenced by promissory notes payable and convertible promissory notes payable to related persons outstanding at any time during the fiscal year ended December 31, 2023 (amounts in thousands).

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding December 31, 2023	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Promissory note payable - related parties:
	Willis C. Lee(2)	12%	10/29/2020	Due on Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	Due on Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	Due on Demand	200	200	—	—
	Willis C. Lee(2)	10%	4/14/2022	Due on Demand	45	45	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	Due on Demand	40	40	—	—
	Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	48
	Hope International Hospice, Inc.(1)	10%	8/15/2022	Due on Demand	—	50	50	2
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	25
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	167
	Hope International Hospice, Inc.(1)	10%	8/17/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/17/2022	Due on Demand	—	60	60	6
	Seah Lim(2)	6%	9/16/2022	3 years	—	1,200	1,200	90
	Hope International Hospice, Inc.(1)	10%	10/20/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	Due on Demand	100	100	—	—
	Yutaka and Soomi Niihara(1)	10%	3/21/2023	Due on Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 months	700	700	—	—
				Subtotal	$5,443	$6,753	$1,310	$338
Convertible note payable - related parties:
	Wei Peu Zen(2)	10%	1/18/2023	1 - 2 years	—	1,000	1,000	91
				Subtotal	$—	$1,000	$1,000	$91
				Total	$5,443	$7,753	$2,310	$429
(1)
Soomi Niihara is the wife of Dr. Niihara, our former Chairman and Chief Executive Officer. Dr. Niihara is also director and the Chief Executive Officer of Hope International Hospice, Inc.
(2)
Officer or director.

The proceeds of the above loans were used working capital and general corporate purposes.

Policy for Approval of Related Party Transactions

The Audit Committee of our Board of Directors is responsible for reviewing and approving all related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents all fees, including reimbursements for expenses, billed for professional services rendered by Baker Tilly US, LLP, our independent registered public accounting firm, for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Audit Fees	$516	$249
Audit–Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$516	$249

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

In fiscal 2023 and 2022, all audit services and the corresponding fees were approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements: See “Index to Consolidated Financial Statements” on page F‑1 of this Annual Report.
2.
Financial Statement Schedule: See Notes to Consolidated Financial Statements starting on page F‑8 of this Annual Report.
3.
Exhibits: The exhibits listed in the following “Exhibit Index” are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
3.1	Restated Certificate of Incorporation.	10-K	001-35527	3.1	January 25, 2021
3.2	Amended and Restated By-Laws.	8-K	001-35527	3.4	July 22, 2019
4.1	Specimen Common Stock Certificate.	10-K	001-35527	4.1	March 31, 2022
4.2+	Emmaus Life Sciences, Inc. 2021 Incentive Plan	DEF14A	001-35527	Annex B	October 12, 2021
4.3+	Form of Incentive Stock Option Agreement under 2021 Stock Incentive Plan	S-8	001-35527	4.2	December 30, 2021
4.4+	Form of Non-Qualified Stock Option Agreement under 2021 Stock Incentive Plan (Non-Employee Director Grantee)	S-8	001-35527	4.3	December 30, 2021
4.5+	Form of Non-Qualified Stock Option Agreement under 2021 Stock Incentive Plan (Non-Director Grantee)	S-8	001-35527	4.4	December 30, 2021
4.6+	Emmaus Life Sciences, Inc. Amended and Restated 2011 Equity Incentive Plan.	DEF14A	000-53072	Annex A	September 19, 2014
4.7+	Form of Incentive Stock Option Agreement (Time-Based and Performance-Based Vesting) under 2011 Stock Incentive Plan.	8-K	000-142031	10.3a	May 4, 2011
4.8+	Form of Incentive Stock Option Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3b	May 4, 2011
4.9+	Form of Non-Qualified Stock Option Agreement (Time-Based and Performance-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3c	May 4, 2011
4.10+	Form of Non-Qualified Stock Option Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3d	May 4, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
4.11+	Form of the Restricted Stock Agreement (Time-Based and Performance-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3e	May 4, 2011
4.12+	Form of Restricted Stock Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3f	May 4, 2011
4.13	Contingent Common Stock Purchase Warrant	10-K	001-35527	4.24	May 4, 2021
4.14	Form of July 31, 2020 Common Stock Purchase Warrants	10-K	001-35527	4.25	May 4, 2021
4.15	Form of September 22, 2020 Common Stock Purchase Warrants	8-K	001-35527	10.1	September 24, 2020
4.16	Form of October 8, 2020 Common Stock Purchase Warrants	10-K	001-35527	4.27	May 4, 2021
4.17	Form of Common Stock Purchase Warrants dated as of January 11, 2023	8-K	001-35527	4.1	March 7, 2023
4.18	Common Stock Purchase Warrant dated January 27, 2023	8-K	001-35527	4.3	March 7, 2023
4.19	Convertible Promissory Note dated January 15, 2018	10-Q	000-142031	4.1	May 15, 2018
4.20	Convertible Promissory Note dated September 5, 2023	10-Q	001-35527	4.1	November 14, 2023
10.1	Loan Agreement dated as October 3, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and EJ Holdings, Inc.	10-Q	001-35527	10.7	November 13, 2019
10.2+	Executive Employment Agreement dated as of April 5, 2011 between Emmaus Medical, Inc. and Willis Lee.	8-K	000-142031	10.13	May 4, 2011
10.3+	Form of Indemnification Agreement between Emmaus Life Sciences, Inc. and its former and current directors and officers.	8-K	000-142031	10.20	May 4, 2011
10.4	Letter of Intent by and between Ajinomoto Aminoscience LLC and Emmaus Medical, Inc.	8-K/A	000-142031	10.24	July 5, 2011
10.5	Office Lease dated October 20, 2014 by and between EMI	10-K	001-35527	10.23(F)	March 31, 2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
	Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and Bixby Torrance LLC.
10.6	First Amendment to Office Lease Agreement dated February 1, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	000-142031	10.24a	March 21, 2019
10.7	Second Amendment to Office Lease Agreement dated December, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	000-142031	10.24b	March 21, 2019
10.8	Third Amendment to Office Lease Agreement dated September 10, 2019 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	001-35527	10.23	January 25, 2021
10.9	Revised Management Control Acquisition Agreement dated September 29, 2017 by and among the registrant, Telcon Holdings, Inc. and Telcon, Inc. (now known as Telcon RF Pharmaceutical Inc.)	10-Q	000-142031	10.3	November 14, 2017
10.10	Distributor agreement entered into as of June 15, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.25	January 25, 2021
10.11	Amendment for Distributor Agreement entered into as of January 11, 2018 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.26	January 25, 2021
10.12	Raw Material Supply Agreement dated July 12, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.27	January 25, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.13	API Supply Agreement made as of June 16, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.28	January 25, 2021
10.14	Additional Agreement made as of July 2, 2018 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.29	January 25, 2021
10.15	Right to Sell (Call Option) Agreement between Emmaus Life Sciences, Inc. and Telcon RF Pharmaceutical, Inc.	10-K	001-35527	10.35	January 25, 2021
10.16	Loan Agreement Dated October 28, 2020 Between Emmaus Life Sciences, Inc. and EJ Holdings, Inc.	8-K	001-35527	10.1	November 13, 2020
10.17	Amendment No. 1 to Loan Agreement dated January 5, 2022 between Emmaus Life Sciences, Inc. and EJ Holdings, Inc.	10-K	001-35527	10.21	March 31, 2022
10.18	License Agreement between Kainos Medicine, Inc. and Emmaus Life Sciences, Inc.	10-K	001-35527	10.22	March 31, 2022
10.19	Promissory Note dated December 7, 2021 issued by registrant to Soomi Niihara.	10-K	001-35527	10.26	March 31, 2022
10.20	Amendment No.1 to Convertible Promissory Note of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) dated as of July 8, 2019					*
10.21	Amendment No. 2 to Convertible Promissory Note of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) dated as of January 15, 2020	10-K	001-35527	10.37	May 4, 2021
10.22	Amendment No. 3 to Convertible Promissory Note of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) dated as of June 15, 2020.	10-K	001-35527	10.38	May 4, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.23	Amendment No. 4 to Convertible Promissory Note of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) dated as of June 15, 2023.					*
10.24	Securities Purchase Agreement dated as of February 8, 2021 among Emmaus Life Sciences, Inc. and the “Purchasers” thereunder, including form of Convertible Promissory Note attached thereto as Exhibit A	8-K	001-35527	10.1	February 16, 2021
10.25	Transfer Restriction and Voting Agreement dated as of February 8, 2021 between Emmaus Life Sciences, Inc. and the “Purchasers” thereunder.	8-K	001-35527	10.2	February 16, 2021
10.26	Purchase and Sale Agreement dated December 22, 2020 between Emmaus Medical, Inc. and Prestige Capital Finance, LLC.	8-K	001-35527	10.1	February 22, 2021
10.27	Guaranty dated December 9, 2020 by Emmaus Life Sciences, Inc. in favor or Prestige Capital, Inc.	8-K	001-35527	10.2	February 22, 2021
10.28	Form of Promissory Note issued to the persons indicated on Schedule A thereto	10-Q	001-35527	10.2	May 13, 2022
10.29	Promissory Note dated March 31, 2022 issued to Wei Peu Zen	10-Q	001-35527	10.3	May 13, 2022
10.30	Promissory Note dated July 27, 2022 issued to Yutaka and Soomi Niihara	10-Q	001-35527	10.1	November 14, 2022
10.31	Promissory Note dated August 16, 2022 issued to Yutaka and Soomi Niihara	10-Q	001-35527	10.3	November 14, 2022
10.32	Promissory Note dated August 16, 2022 issued to Yutaka and Soomi Niihara	10-Q	001-35527	10.4	November 14, 2022
10.33	Promissory Noted dated August 17, 2022 issued to Hope International Hospice, Inc.	10-Q	001-35527	10.6	November 14, 2022
10.34	Promissory Note dated October 20, 2022 issued to Hope International Hospice, Inc.	10-K	001-35527	10.42	March 31, 2023

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.35	Agreement for the Purchase and Sale of Future Receipts with Lendspark	10-K	001-35527	10.43	March 31, 2023
10.36	Promissory Note dated February 17, 2023 issued by registrant to Shigeru Matsuda.	10-Q	001-35527	10.2	May 15, 2023
10.37	Promissory Noted dated March 17, 2023 issued to Hope International Hospice, Inc.	10-Q	001-35527	10.5	May 15, 2023
10.38	Promissory Note dated March 21, 2023 issued to Yutaka and Soomi Niihara	10-Q	001-35527	10.6	May 15, 2023
10.39	Promissory Note dated April 24, 2023 issued by registrant to Eastwind, Ltd.	10-Q	001-35527	10.1	August 14, 2023
10.40	Promissory Note dated May 26, 2023 issued by registrant to Shigeru Matsuda.	10-Q	001-35527	10.3	August 14, 2023
10.41	Promissory Note dated December 1, 2023 issued by registrant to Wei Peu Zen					*
19.1	Policy on Insider Trading and Policy Regarding Special Trading Procedures	10-K	001-35527	19.1	March 31, 2023
21.1	List of Subsidiaries.					*
23.1	Consent of Independent Registered Public Accounting Firm Baker Tilly US, LLP.					*
31.1	Certification of Principal Executive Officers pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officers and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________________________

+ Management contract or compensatory plan, contract or arrangement

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, California.

Emmaus Life Sciences, Inc.

By:	/s/ Willis C. Lee
Willis C. Lee
Title:	Chairman, Co-President and Chief Operating Officer (Principal Executive Officer)
Date	July 2, 2024

By:	/s/ George Sekulich
George Sekulich
Title:	Co-President and Chief Commercial Officer
Date	July 2, 2024

By:	/s/ Yasushi Nagasaki
Yasushi Nagasaki
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date	July 2, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Willis C. Lee as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

By:	/s/ George Sekulich
George Sekulich
Title:	Director and Co-President and Chief Commercial Officer
Date	July 2, 2024

By:	/s/ Wei Peu Zen
Wei Peu Zen
Title:	Director
Date	July 2, 2024

By:	/s/ Ian Zwicker
Ian Zwicker
Title:	Director
Date	July 2, 2024

By:	/s/ Seah Lim
Shea Lim
Title:	Director
Date	July 2, 2024

INDEX TO FINANCIAL STATEMENTS

EMMAUS LIFE SCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Emmaus Life Sciences, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emmaus Life Sciences, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

We draw your attention to Notes 5,6,7,8,11, and 12 to the consolidated financial statements which describe the various transactions between the Company and related parties. Our opinion is not modified in respect to these matters.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses, including a net loss of $3.7 million for the year ended December 31, 2023 and had a working capital deficit of $50.0 million at December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

REVENUE RECOGNITION - VARIABLE CONSIDERATION

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of sales discounts, returns, government rebates, chargebacks and commercial discounts. The Company recorded sales deductions of $7.7 million during the year ended of December 31, 2023. Actual amounts of consideration ultimately received may differ from estimates. If actual results vary materially from estimates, the Company will adjust these estimates, which will affect net sales of the products and results from operations in the period such estimates are adjusted.

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
▪
Evaluated the Company’s accounting policies related to the determination of variable consideration in the calculation of the transaction price.
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

INVESTMENT IN CONVERTIBLE BOND AND CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE – DETERMINATION OF FAIR VALUE

Critical Audit Matter Description

As described in Note 5 to the consolidated financial statements, the Company purchased a convertible bond and classified the bond as an available for sale security that is remeasured at fair value on a recurring basis. The fair value of the convertible bond was $21 million as of December 31, 2023. The fair value was determined using a Lattice pricing model and the change in fair value was recorded as part of other comprehensive loss.

As described in Note 7 to the consolidated financial statements, the Company issued convertible notes payable resulting in liability treatment of the conversion feature. The fair value of the conversion feature was $451,000 as of December 31, 2023. The fair value was determined using a Lattice pricing model and the change in fair value was recorded as part of net loss.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

▪
Obtained an understanding of the Company’s process of accounting for convertible bonds and the conversion feature of the convertible notes payable.
▪
Obtained and reviewed the agreements.
▪
Evaluated the methods and significant assumptions used by the Company’s valuation professional.
▪
Tested the accuracy and the completeness of the underlying data and the mathematical accuracy of the valuation report.
▪
Utilized auditor’s valuation specialist to assist in the evaluation of the methodology used by the Company and assumptions included in determining the fair value of the convertible bond and the conversion feature of the convertible notes payable
▪
Evaluated the related disclosures in the consolidated financial statements.

/s/ BAKER TILLY US, LLP

We have served as the Company's auditor since 2020.

San Diego, California

July 02, 2024

Emmaus Life Sciences, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of
	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,547	$2,021
Accounts receivable, net	5,524	375
Inventories, net	1,711	2,379
Prepaid expenses and other current assets	1,727	1,514
Total current assets	11,509	6,289
Property and equipment, net	59	75
Equity method investment	—	18,828
Right of use assets	2,337	2,799
Investment in convertible bond	20,978	19,971
Other assets	296	263
Total assets	$35,179	$48,225
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$17,725	$13,549
Operating lease liabilities, current portion	865	703
Conversion feature derivative, notes payable	451	3,248
Other current liabilities	14,681	12,917
Warrant derivative liabilities	65	70
Notes payable, current portion, net of discount	8,215	6,814
Notes payable to related parties	3,122	2,367
Convertible notes payable, net of discount	16,383	14,655
Total current liabilities	61,507	54,323
Operating lease liabilities, less current portion	1,839	2,553
Other long-term liabilities	17,363	21,714
Notes payable, less current portion, net of discount	—	380
Notes payable to related parties, net of discount	2,226	3,346
Total liabilities	82,935	82,316
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 61,845,963 and 49,583,501 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	62	50
Additional paid-in capital	225,333	220,815
Net loan receivable from EJ Holdings	(16,869)	—
Accumulated other comprehensive loss	(160)	(2,619)
Accumulated deficit	(256,122)	(252,337)
Total stockholders’ deficit	(47,756)	(34,091)
Total liabilities and stockholders’ deficit	$35,179	$48,225

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
REVENUES, NET	$29,597	$18,390
COST OF GOODS SOLD	1,342	2,588
GROSS PROFIT	28,255	15,802
OPERATING EXPENSES
Research and development	1,189	1,725
Selling	8,635	7,493
General and administrative	14,891	13,170
Total operating expenses	24,715	22,388
INCOME (LOSS) FROM OPERATIONS	3,540	(6,586)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(821)	(501)
Change in fair value of warrant derivative liabilities	1,195	1,304
Change in fair value of conversion feature derivative, notes payable	2,773	4,259
Loss on investment in convertible bond	(297)	(133)
Net loss on equity method investment	(1,713)	(1,913)
Foreign exchange loss	(1,767)	(2,662)
Interest and other income	681	680
Interest expense	(7,383)	(5,013)
Total other expense	(7,332)	(3,979)
LOSS BEFORE INCOME TAXES	(3,792)	(10,565)
Income tax provision (benefit)	(59)	60
NET LOSS	(3,733)	(10,625)

COMPONENTS OF OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on debt securities available for sale (net of tax)	3,033	(3,084)
Reclassification adjustment for loss included in net loss	403	7
Foreign currency translation adjustments	(977)	713
Other comprehensive income (loss)	2,459	(2,364)
COMPREHENSIVE LOSS	$(1,274)	$(12,989)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.07)	$(0.21)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	53,105,388	49,439,867

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of changes IN stockholders’ deficit

(In thousands, except share and per share amounts)

	Common stock		Additional paid-in	Loan receivable from	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	EJ Holdings	loss	deficit	deficit
Balance, January 1, 2022	49,311,864	$49	$220,022	$—	$(255)	$(241,266)	$(21,450)
Reclassification of warrants from liability to equity	—	—	213	—	—		213
Fair value of warrants including down-round protection adjustments	—	—	446	—	—	(446)	—
Common stock issued for services	271,637	1	118	—	—	—	119
Share-based compensation	—	—	16	—	—	—	16
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	—	(3,084)	—	(3,084)
Reclassification adjustment for loss included in net loss	—	—	—	—	7	—	7
Foreign currency translation effect	—	—	—	—	713	—	713
Net loss	—	—	—	—	—	(10,625)	(10,625)
Balance, December 31, 2022	49,583,501	50	220,815	—	(2,619)	(252,337)	(34,091)
Fair value of warrants including down-round protection adjustments	—	—	52	—	—	(52)	—
Convertible and promissory notes converted to shares	12,262,462	12	4,059	—	—	—	4,071
Share-based compensation	—	—	407	—	—	—	407
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	—	3,033	—	3,033
Reclassification adjustment for loss included in net loss	—	—	—	—	403	—	403
Foreign currency translation effect	—	—	—	—	(977)	—	(977)
Net loan receivable from EJ Holdings	—	—	—	(16,869)	—	—	(16,869)
Net loss	—	—	—	—	—	(3,733)	(3,733)
Balance, December 31, 2023	61,845,963	$62	$225,333	$(16,869)	$(160)	$(256,122)	$(47,756)

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,733)	$(10,625)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	32	53
Inventory reserve	12	1,565
Amortization of discount of notes payable and convertible notes payable	2,568	1,815
Foreign exchange adjustments	1,911	2,773
Tax benefit recognized on unrealized gain on debt securities	(100)	—
Loss on investment in convertible bond	297	133
Loss on equity method investment	1,713	1,913
Loss on debt extinguishment	821	501
Loss on disposal of property and equipment	1	2
Loss (gain) on leased assets	—	22
Share-based compensation	1,262	16
Shares issued for services	—	119
Fair value of warrants issued for services	334	—
Change in fair value of warrant derivative liabilities	(1,195)	(1,304)
Change in fair value of conversion feature derivative, notes payable	(2,773)	(4,259)
Changes in fair value of embedded derivative, note payable from related party	(36)	(6)
Net changes in operating assets and liabilities
Accounts receivable	(5,149)	607
Inventories	650	434
Prepaid expenses and other current assets	(214)	(7)
Other non-current assets	239	591
Accounts payable and accrued expenses	4,800	3,678
Other current liabilities	(2,025)	(2,777)
Other long-term liabilities	(918)	(317)
Net cash flows used in operating activities	(1,503)	(5,073)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of convertible bond	2,232	2,919
Purchases of property and equipment	(17)	(26)
Loan to equity method investee	(2,647)	(5,280)
Net cash flows used in investing activities	(432)	(2,387)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	7,050	6,468
Proceeds from notes payable issued, related parties	927	3,900
Proceeds from convertible notes payable issued	1,000	—
Proceeds from convertible notes payable issued, related party	1,000	—
Payments of notes payable	(7,390)	(1,809)
Payments of notes payable, related party	(110)	(976)
Payments of convertible notes	—	(350)
Net cash flows provided by financing activities	2,477	7,233
Effect of exchange rate changes on cash	(16)	(31)
Net decrease in cash and cash equivalents	526	(258)
Cash and cash equivalents, beginning of year	2,021	2,279
Cash and cash equivalents, end of year	$2,547	$2,021

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$2,453	$1,335
Income taxes paid (refunded)	$83	$4
NON-CASH INVESING AND FINANCING ACTIVITIES
Capitalized interest on renewal of notes payable	$618	$—
Conversion of convertible note payable to common stock	$3,590	$—
Newly acquired right-of-use lease asset	$189	$—

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Notes to consolidated financial statements

NOTE 1—DESCRIPTION OF BUSINESS

References herein to the “Company” or “Emmaus” means Emmaus Life Sciences, Inc. and its direct and indirect subsidiaries.

Nature of Business—The Company is a commercial-stage biopharmaceutical company engaged in the marketing and sales of the Company’s lead product Endari® (prescription grade L-glutamine oral powder), which is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”) in adult and pediatric patients five years of age and older. Endari® has received Orphan Drug designation from the FDA which designation generally affords marketing exclusivity for Endari® in the U.S. for a seven-year period ending in July 2024.

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

Going concern— The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $3.7 million for the year ended December 31, 2023 and had a working capital deficit of 50.0 million and accumulated deficit was $256.1 million as of December 31, 2023. Management expects that the Company's current liabilities, operating losses and expected capital needs, including debt service on its existing indebtedness and the expected costs relating to the commercialization of Endari® in the Middle East North Africa ("MENA") region and elsewhere will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the Company’s current liabilities and future obligations, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, third-party loans, equity and debt financings or licensing or other strategic agreements. Except as described below under "Factoring accounts receivable," the Company has no understanding or arrangement for any additional financing, and there can be no assurance that the Company will be able to restructure or refinance its existing indebtedness or obtain additional related-party or third-party loans or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. Due to the uncertainty of the Company’s ability to meet its current liabilities and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of consolidation—The consolidated financial statements include the accounts of the Company and EMI Holding, Inc. subsidiary and EMI Holding’s wholly‑owned subsidiary, Emmaus Medical Inc., and Emmaus Medical, Inc’s wholly‑owned subsidiaries. All significant intercompany transactions have been eliminated.

Estimates—Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include those relating to revenue recognition on product sales, the estimated useful lives of equipment, impairment of assets, inventory reserve, allowance for credit losses, implied interest rate used on operating leases, the variables used to calculate the valuation of investment in convertible bond, conversion features, stock options and warrants, and estimated accruals on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. To the extent there are material differences between these estimates and actual results, the Company’s financial statements will be affected.

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

Accounts receivable— Accounts receivables are primarily attributable to product sales to customers. The Company makes judgements as to its ability to collect outstanding receivables and provides an allowance for credit loss if and when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the quality and age of those invoices. As of December 31, 2023 and December 31, 2022, the Company recorded valuation allowances of $124,000 and $0, respectively. The Company believes the credit risks associated with its customers are not significant.

Factoring accounts receivable— Emmaus Medical, Inc., or Emmaus Medical, the Company’s indirect wholly owned subsidiary, entered into a purchase and sales agreement with Prestige Capital Finance, LLC or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 65% to 80% of the face amount of the accounts receivable, subject to a $7.5 million cap on advances at any time. The balance of the face amount of the accounts receivables will be reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable. Emmaus Medical’s obligations to Prestige Capital under the purchase and sale agreement are secured by a security interest in the accounts receivable and all or substantially all other assets of Emmaus Medical. In connection with the purchase and sale agreement, Emmaus guarantees Emmaus Medical’s obligations under the purchase and sale agreement.

At December 31, 2023 and 2022, accounts receivable included approximately $1,514,000 and $730,000 of factored accounts receivable, respectively, and other current liabilities included approximately $24,000 and $55,000 of liabilities from factoring, respectively. For years ended December 31, 2023 and 2022, the Company incurred approximately $615,000 and $473,000, respectively, of factoring fees included in general and administrative expenses.

Inventories—Inventories consist of raw materials, finished goods and work-in-process and are valued on a first‑in, first‑out basis at the lesser of cost or net realizable value. Work‑in‑process inventories consist of L‑glutamine for the Company’s products that has not yet been packaged and labeled for sale. Substantially all raw materials purchase during the years ended December 31, 2023 and 2022 were supplied, directly or indirectly by one supplier. Inventories are presented net of reserves totaling $5.0 million as of December 31, 2023 and 2022.

Prepaid expenses and other current assets— Prepaid expenses and other current assets consist primarily of cost paid for future services or refunds from vendors which will occur within a year. Prepaid expenses include prepayment in insurance, subscription services, consulting and other services which are being amortized over the contract terms or recognized upon services are performed.

Property and equipment— Equipment, furniture and fixtures are recorded at historical cost and depreciated on a straight‑line basis over their estimated useful lives of five to seven years. Leasehold improvements are recorded at historical cost and amortized on a straight‑line basis over the shorter of their estimated useful lives or the lease terms. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on disposition are included in other income (expenses), if any.

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

If the Company determines that the carrying values of long‑lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is reflected in the consolidated statement of operations in the period in which the long‑lived asset impairment is determined to have occurred. No impairment existed as of December 31, 2023 and 2022.

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

As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits and no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest or penalties, such amounts will be classified as income tax expense in the financial statements.

Comprehensive loss—Comprehensive loss includes net loss and other comprehensive loss relating to foreign translation adjustments of the Company’s subsidiaries and the changes in fair value of investment in convertible bond classified as available for sale.

Equity method investment – Until December 2023, the Company owned 40% of the capital shares of EJ Holdings, Inc., or EJ Holdings, a variable interest entity (“VIE”). A VIE such as EJ Holdings is to be consolidated by its primary beneficiary if the beneficiary has both a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The Company determined that it does not meet the power criterion for consolidating EJ Holdings and, accordingly, accounted for its variable interest in EJ Holdings under the equity method. In December 2023, the Company sold and assigned its shares of EJ Holdings. Refer to Note 5 for further information.

Investment in convertible bond – The Company has measured its investment in convertible bond at fair value. The convertible bond is classified as available for sale and the changes in fair value are reported in other comprehensive loss for each reporting period.

Foreign currency translation—The Company’s reporting currency is the U.S. dollar. The functional currencies of its foreign subsidiaries are the primary currencies within the countries in which they operate. Assets and liabilities of their operations are translated into U.S. dollars at period‑end exchange rates, and revenues, if any, and expenses are translated into U.S. dollars at average exchange rates in effect during each reporting period. Adjustments resulting from the translation are reported in other comprehensive loss. Capital accounts are translated at historical foreign currency exchange rates.

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

The fair value measurement level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The carrying values of cash and cash equivalents, accounts receivables, other current assets, account payable and accrued expenses, and other current liabilities approximate fair value due to the short-term maturity of those instruments. The fair value of the Company's convertible debt instruments was determined based on Level 2 inputs. The carrying value of the debt was discounted based on allocating proceeds to other financial instruments within the arrangement as discussed in Note 7.

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

Net loss per share—In accordance with ASC 260, “Earnings per Share,” the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Dilutive net loss per share is computed in a similar manner, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2023 and 2022, there were 124,525,180 shares and 52,338,872 shares, respectively, of potentially dilutive securities outstanding. None of the potentially dilutive securities were included in the calculation of diluted loss per share since their effect would be anti‑dilutive for both periods presented.

Segment reporting—The Company operates in one reportable segment for primarily the marketing and sales of Endari®. In accordance with ASC 280, "Segment Reporting," the Company's Chief Operating Decision Maker ("CODM") is identified as Co-Presidents and Chief Financial Officer. Separate discrete financial information is available for evaluation by the CODM in making decisions regarding resource allocation and assessing performance. Based on the Company's organizational structure and CODM decision making process, all material operating units qualify for aggregation under the guidance.

Recent accounting pronouncements— Effective January 1, 2023, the Company adopted Accounting Standards Update 2016-13, Financial Instrument - Credit Losses (Topic 326), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. The new model, referred to as the current expected credit losses model, applies to financial assets subject to credit losses and measured at amortized costs, as well as certain off-balance sheet credit exposures. The adoption of this pronouncement did not have material impact on the Company's results of operations, financial condition or cash flow based on the current information.

NOTE 3—REVENUES, NET

Revenues, net by category were as follows (in thousands):

	Years ended December 31,
	2023	2022
Endari®	$28,961	$17,854
Other	636	536
Revenues, net	29,597	18,390

The following table summarizes the revenue allowance and accrual activities for the years ended December 31, 2023, and 2022 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2021	$1,481	$3,133	$539	5,153
Provision related to sales in the current year	2,672	2,857	1,416	6,945
Adjustments related to prior period sales	(56)	18	537	499
Credit and payments made	(2,739)	(2,290)	(2,077)	(7,106)
Balance as of December 31, 2022	1,358	3,718	415	5,491
Provision related to sales in the current year	2,402	4,790	1,027	8,219
Adjustments related to prior period sales	(176)	135	73	32
Credit and payments made	(2,372)	(2,985)	(652)	(6,009)
Balance as of December 31, 2023	$1,212	$5,658	$863	$7,733

The following table summarizes revenue attributable to each of the customers that accounted for 10% or more of net revenues in either of the period shown:

	Years Ended December 31,
	2023	2022
Customer A	21%	25%
Customer B	22%	27%
Customer C	11%	14%
Customer D	14%	13%
Customer E	10%	3%
Total	78%	82%

The Company is a party to a 2017 distributor agreement and 2018 amended distributor agreement with Telcon RF Pharmaceutical, Inc., or Telcon, pursuant to which it granted Telcon exclusive rights to the Company’s prescription grade L‑glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from the Company specified minimum quantities of the finished product. In a related license agreement with Telcon, the Company agreed to use commercially reasonable best efforts to obtain product registration in these territories within three years of obtaining FDA marketing authorization for PGLG in this indication. Telcon has the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the Company would be obliged to repay Telcon the $10 million upfront fee. The upfront fee of $10 million is included as unearned revenue in other current liabilities as of December 31, 2023 and 2022. Refer to Notes 11 and 12 for additional details of the Company’s agreements with Telcon.

NOTE 4—SELECTED FINANCIAL STATEMENT ASSETS

Inventories consisted of the following (in thousand):

	As of December 31
	2023	2022
Raw materials and components	$1,329	$1,393
Work-in-process	186	513
Finished goods	5,163	5,428
Inventory reserve	(4,967)	(4,955)
Total inventories, net	$1,711	$2,379

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31
	2023	2022
Prepaid insurance	$595	$598
Prepaid expenses	536	467
Other current assets	596	449
Total prepaid expenses and other current assets	$1,727	$1,514

Property and equipment consisted of the following (in thousands):

	As of December 31
	2023	2022
Equipment	$383	$367
Leasehold improvements	39	39
Furniture and fixtures	99	99
Total property and equipment	521	505
Less: accumulated depreciation	(462)	(430)
Total property and equipment, net	$59	$75

For the years ended December 31, 2023 and 2022, depreciation expenses were approximately $32,000 and $39,000, respectively reported in general and administrative expenses in the consolidated statements of operations.

NOTE 5 — INVESTMENTS

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% per year, payable quarterly. Beginning October 16, 2021, the Company became entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately US$8.00 per share. The initial conversion price is subject to downward adjustment on a monthly based on the volume-weighted average market price of Telcon shares as reported on Korean Securities Dealers Automated Quotations (“KOSDAQ”) Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares and to customary antidilution adjustments upon a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. The conversion price as of December 31, 2023 is set forth in the “Investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right described above or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Note 6, 11 and 12.

Concurrent with the purchase of the convertible bond, the Company entered into an agreement dated September 28, 2020 with Telcon pursuant to which Telcon or its designee is entitled to repurchase, at par, up to 50% of the principal amount of the convertible bond at any time and from time to time commencing October 16, 2021 and prior to maturity.

The investment in convertible bond is classified as an available for sale security and remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value recorded in other comprehensive loss. The fair value and any changes in fair value in the convertible bond is determined using a binominal lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock over successive periods of time.

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

In April 2023, Telcon offset KRW2.9 billion, or approximately US$2.2 million, against the principal amount of the Telcon convertible bond and release of KRW307 million, or approximately $236,000, in cash proceeds to Telcon in satisfaction the target shortfall for the year ended 2022. The offset is reflected as a sale of the convertible bond in the “Investment in convertible bond” table below. As a result, the Company realized a net gain on investment in convertible bond of $106,000, which previously was classified as unrealized loss on debt securities available-for-sale in the other comprehensive loss. See Notes 6, 11 and 12 for additional information on the “target shortfall.”

The following table sets forth the fair value and changes in fair value of the investment in the Telcon convertible bond as of December 31, 2023 and 2022 (in thousands):

Investment in convertible bonds	December 31, 2023	December 31, 2022
Balance, beginning of year	$19,971	$26,100
Sales of convertible bond	(2,232)	(2,919)
Net gain (loss) on investment in convertible bond	106	(126)
Change in fair value included in the statement of other comprehensive loss	3,133	(3,084)
Balance, end of year	$20,978	$19,971

The fair values as of December 31, 2023 and December 31, 2022 were based upon following assumptions:

	December 31, 2023	December 31, 2022
Principal outstanding (South Korean won)	KRW 23.6 billion	KRW 26.5 billion
Stock price	KRW 873	KRW 1,015
Expected life (in years)	6.79	7.79
Selected yield	12.25%	13.50%
Expected volatility (Telcon common stock)	71.90%	78.50%
Risk-free interest rate (South Korea government bond)	3.16%	3.74%
Expected dividend yield	0.00%	0.00%
Conversion price	KRW705(US$0.54)	KRW1,068(US$0.85)

Equity method investment – During 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings Inc., or EJ Holdings, to acquire, own and operate an amino acids manufacturing facility in Ube, Japan. In connection with the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings' capital shares. JIP owned 60% of EJ Holdings' capital shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.6 million. The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. The half of aggregated principal (JPY 1,818,667,860) become due and payable on December 28, 2027 and the remaining principal balance become due on September 30, 2028 and bears interest at the rate of 1% payable annually. The parties also contemplated that the Ube facility will eventually supply the Company with the facility’s output of amino acids, that the operation of the facility would be principally for the Company’s benefit and, as such, that major decisions affecting EJ Holdings and the Ube facility would be made by EJ Holdings’ board of directors, a majority of which are representatives of JIP, in consultation with the Company. During the years ended December 31, 2023 and 2022, the Company made additional loans to EJ Holdings of $2.6 million and $5.3 million, respectively. The Company suspended any further loans to EJ Holdings in September 2023.

EJ Holdings is engaged in seeking to refurbish and phase in the Ube facility with objective of eventually obtaining regulatory clearance for the manufacture of PGLG in accordance with cGMP. EJ Holdings has had no substantial revenues since its inception, has depended on loans from the Company to acquire the Ube facility and fund its operations and will be dependent on loans from other financing unless and until its plant is activated and it can secure customers for its products.

There is no assurance that needed funding will be available from other sources. If EJ Holdings fails to obtain needed funding, it may need to suspend activities at the Ube plant. Under the asset purchase agreement by which EJ Holdings purchased the Ube plant, the seller has the right to repurchase the plant at the purchase price, plus certain taxes, paid by EJ Holdings if the plant does not become operational within a reasonable period of time not to exceed five years, or approximately the end of 2024. In such event, it is likely that EJ Holding would be unable to repay some or all the Company's loans.

The Company determined that EJ Holdings is a variable interest entity, or VIE, based upon its dependence on loan financing provided by the Company to acquire the Ube facility and to carry on EJ Holdings' activities and that the EJ Holdings’ activities, which were principally for the Company’s benefit. JIP, however, owned 60% of EJ Holdings and was entitled to designate a majority of the directors of EJ Holdings as well as its Chief Executive Officer and outside auditors, and, as such, controlled the management, business, and operations of EJ Holdings. Accordingly, the Company accounted for its variable interest in EJ Holdings under the equity method.

The Company’s share of the losses reported by EJ Holdings are classified as net losses on equity method investment.

The following table sets forth certain unaudited financial information of EJ Holdings as of December 31, 2023 and 2022 and for the years ended December 31, 2023 and 2022 (in thousands). As noted below, the Company sold EJ Holdings shares on December 28, 2023, however, the Company management determines the balances as of December 31, 2023 would not materially differ from the balances at disposal date:

	As of December 31,
	2023 (Unaudited)	2022 (Unaudited)
ASSETS
Current assets	$395	$797
Other assets	8,793	9,573
Total assets	$9,188	$10,370
LIABILITIES
Current liabilities	$964	$794
Long-term liabilities	26,692	25,017
Total liabilities	$27,656	$25,811
Total stockholders' deficit	$(18,468)	$(15,441)

	Years Ended December 31,
	2023 (Unaudited)	2022 (Unaudited)
Revenue, net	$143	$193
Net loss	$(4,282)	$(4,782)
Net loss attributable to the Company	$(1,713)	$(1,913)

On December 28, 2023, the Company sold and assigned its EJ Holdings shares at its original cost of JPY3.6 million or US$25,304 to Niihara International, Inc., which was formed by Yutaka Niihara, M.D., Ph. D., former chairman and Chief Executive Officer of the Company and a principal stockholder of the Company. In connection with the sale and assignment, the Company derecognized its investment in EJ Holdings, including $1.5 million of currency translation adjustments recorded in other comprehensive loss. As of December 31, 2023 and 2022, the loan receivable from EJ Holdings was $25.8 million and $25.0 million, respectively. The net loan receivable from EJ Holdings was $16.9 million as reflected in net loan receivable from EJ Holdings as contra-equity on the consolidated balance sheet.

NOTE 6—SELECTED FINANCIAL STATEMENT LIABILITIES

Accounts payable and accrued expenses as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable:
Clinical and regulatory expenses	$696	$361
Professional fees	721	626
Selling expenses	1,498	1,363
Manufacturing costs	914	650
Non-employee director compensation	766	484
Other vendors	1,292	301
Total accounts payable	5,887	3,785
Accrued interest payable, related parties	542	144
Accrued interest payable	3,122	2,381
Accrued expenses:
Payroll expenses	1,270	1,263
Government rebates and other rebates	5,881	5,536
Due to customers	844	—
Other accrued expenses	179	440
Total accrued expenses	8,174	7,239
Total accounts payable and accrued expenses	$17,725	13,549

Other current liabilities consisted of the following (in thousands):

	As of December 31
	2023	2022
Trade discount	$3,000	$1,200
Unearned revenue (a)	10,000	10,000
Other current liabilities	1,681	1,717
Total other current liabilities	$14,681	$12,917

(a) Refer Note 3 for information regarding to the unearned revenue.

Other long-term liabilities consisted of the following (in thousands):

	As of December 31
	2023	2022
Trade discount	$17,324	$21,682
Other long-term liabilities	39	32
Total other long-term liabilities	$17,363	$21,714

On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual target for bulk containers of PGLG. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain items of the API Supply Agreement (the “revised API agreement”). As of December 31, 2023 and 2022, the total trade discounts were $20.3 million and $22.9 million, respectively. The Company purchased $0.8 million and $0.6 million of PGLG from Telcon during years ended December 31, 2023, and 2022, respectively, of which $754,000 and $644,000 were reflected in accounts payable and accrued expenses as of December 31, 2023 and 2022, respectively. The revised API agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement. See Note 5 for information regarding the settlement in the year ended December 31, 2023 and 2022 of the target shortfall.

NOTE 7—NOTES PAYABLE

Notes payable consisted of the following at December 31, 2023 and 2022 (in thousands except for conversion price and underlying shares) excluding the revolving line of credit agreement with related party discussed below:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2023	Unamortized Discount December 31, 2023	Carrying Amount December 31, 2023		Shares Underlying Notes December 31, 2023
Notes payable
2013	10%	Due on demand	—		$709	$—	$709		—
2022	10% - 12%	Due on demand	—		1,284	—	1,284		—
2023	10% - 57%	Due on demand - 56 months	—		6,337	115	6,222		—
					$8,330	$115	$8,215		—
		Current			$8,330	$115	$8,215		—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100		—
2021	12%	Due on demand	—		700	—	700		—
2022	6%-12%	Due on demand - 5 years	—		3,716	95	3,621		—
2023	10%-60%	Due on demand - 2 months	—		927	—	927		—
					$5,443	$95	$5,348		—
		Current			$3,122	$—	$3,122		—
		Non-current			$2,321	$95	$2,226		—
Convertible notes payable
2021	2%	3 years	$0.13	(b)	12,640	407	12,233		113,009,154
2023	13%	Due on demand	$10.00	(a)	3,150	—	3,150		337,326
2023	10%	1 year	$0.29		1,000	—	1,000		3,559,754
					$16,790	$407	$16,383		116,906,234
		Current			$16,790	$407	$16,383		116,906,234
		Grand Total			$30,563	$617	$29,946		116,906,234

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2022	Unamortized Discount December 31, 2022	Carrying Amount December 31, 2022		Shares Underlying Notes December 31, 2022
Notes payable
2013	10%	Due on demand	—		$763	$—	$763		—
2021	11%	Due on demand - 2 years	—		2,843	—	2,843		—
2022	10% - 28%	Due on demand - 15 months	—		3,696	108	$3,588		—
					$7,302	$108	$7,194		—
		Current			$6,919	$105	$6,814		—
		Non-current			$383	$3	$380		—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100		—
2021	12%	Due on demand	—		700	—	700		—
2022	6%-12%	Due on demand - 5 years	—		5,026	175	4,913	(c)	—
					$5,826	$175	$5,713		—
		Current			$2,305	$—	$2,367		—
		Non-current			$3,521	$175	$3,346		—
Convertible notes payable
2020	12%	3 years	$10.00	(a)	3,150	—	3,150		326,655
2021	2%	3 years	$0.37	(b)	14,140	2,635	11,505		41,318,094
					$17,290	$2,635	$14,655		41,644,749
		Current			$17,290	$2,635	$14,655		41,644,749
		Grand Total			$30,418	$2,918	$27,562		41,644,749
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

The weighted-average stated interest rate of notes payable was 12% and 8%, respectively, for the years ended December 31, 2023 and 2022. The weighted-average effective interest rate of notes payable for the years ended December 31, 2023 and 2022 was 23% and 20%, respectively, after giving effect to discounts relating to warrants, conversion features and deferred financing cost in connection with these notes.

As of December 31, 2023, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending
2024	28,242
2025	—
2026	—
2027	2,321
Total	$30,563

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

Commencing one year from the original issue date, the convertible promissory notes became convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $1.48 per share, which equaled the “Average volume-weighted average price” ("Average VWAP") of the Company’s common stock on the effective date. The initial conversion price is subject to adjustment as of the end of each three-month period following the original issue date, commencing May 31, 2021, to equal the Average VWAP as of the end of such three-month period if such Average VWAP is less than the then-conversion price. There is no floor on the conversion price. The conversion price will be subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes. In January 2023, $500,000 principal amount of the convertible promissory notes was converted into 1,351,351 shares of the Company's common stock. In April 2023, $1 million principal amount of the convertible promissory note was converted into 2,702,702 shares of common stock. As of December 31, 2023, the conversion price was $0.13 per share.

The convertible promissory notes bear interest at the rate of 2% per year (10% in case of default), payable semi-annually on the last business day of August and January of each year and will mature on the 3rd anniversary of the original issue date, unless earlier converted or prepaid. The convertible promissory notes are redeemable in whole or in part at the election of the holders. The convertible promissory notes are general, unsecured obligations of the Company. See Note 14 for more information regarding the convertible promissory notes.

The conversion feature of the convertible promissory notes is separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in the statements of operations. The following table sets forth the fair value of the conversion feature liability as of December 31, 2023 and December 31, 2022 (in thousands):

Convertible promissory notes	December 31, 2023	December 31, 2022
Balance, beginning of year	$3,248	$7,507
Change in fair value included in the statement of operations	(2,797)	(4,259)
Balance, end of year	$451	$3,248

The fair value and any change in fair value of conversion feature liability are determined using a binomial lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair value as of December 31, 2023 and December 31, 2022 was based on upon following assumptions:

Convertible promissory notes	December 31, 2023	December 31, 2022
Stock price	$0.10	$0.26
Conversion price	$0.13	$0.37
Select yield	27.23%	27.50%
Expected volatility	50%	50%
Time until maturity (in years)	0.16	1.16
Dividend yield	—	—
Risk-free rate	5.51%	4.68%

In June 2022, the Company entered into a Business Loan and Security Agreement and Addenda with a third-party lender pursuant to which the lender loaned the Company $1.8 million, which the Company refer to as the “loan amount,” of which the Company received net proceeds of approximately $1.7 million after deduction of the lender’s origination fee but without deduction for other transaction expenses. In August 2022, the Company repaid in full $1.6 million principal of the outstanding balance of the loan and recognized debt extinguishment loss of $422,000.

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

In August 2022, Dr. Niihara and his wife loaned the Company $1,576,574, representing the net proceeds of personal loans to them from unaffiliated third parties in the principal amount of $1,668,751, as well as $250,000 from personal funds. The loans are evidenced by promissory notes, which are due and payable in a lump sum on maturity on August 16, 2027 and bear interest at the rate of 10% per annum, payable monthly in arrears. The foregoing loans were in addition to a $50,000 loan to the Company from Hope International Hospice, Inc., an affiliate of Dr. and Mrs. Niihara, on August 15, 2022, which is evidenced by a demand promissory note of the Company bearing interest at the rate of 10% per annum. The proceeds of the loans were used to prepay $1,924,819 indebtedness of the Company under the Business Loan and Security Agreement.

In September 2022, Seah Lim, M.D., Ph.D., who later became the Company's board of director, loaned the Company $1.2 million, the proceeds of which were used to augment the Company’s working capital. The principal amount of the loan and interest thereon at the rate of 6% per annum, together with 240,000 shares of the Company’s common stock, is due and payable in lump sum on maturity in September 2025. In October 2022, Dr. Lim was appointed as a director of the Company. In accordance with ASC 815, the Company accounted for the right to receive shares as a bifurcated embedded derivative and the embedded derivative is measured at fair value at the inception and subsequently measured at fair value with changes in fair value recognized in the statements of operations. During the year ended December 31, 2023 and 2022, the Company recorded $36,000 and $6,000 of change in fair value included in the consolidated statements of operations. In December 2023, the total principal and interest was exchanged for 4,447,426 shares of common stock of the Company valued for this purpose at $0.29 a share.

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

In December 2022, the Company entered into an Agreement for the Purchase and Sales of Future Receipts with a third party pursuant to which it sells $3,105,000 of future receipts (the "Purchased Amount") in exchange for net proceeds of $2,300,000. Under the agreement, the Company agrees to pay $103,500 on a semi-monthly basis until the Purchased Amount is delivered. The portion of proceeds were used to prepay indebtedness of the Company under the Standard Merchant Cash Advance Agreements referred to above. In September 2023, the Company repaid in full the outstanding balance of the loan and recognized debt extinguishment loss of $312,000 as the Company entered into another agreement discussed below.

In January 2023, Wei Peu Zen, a Director of the Company loaned the Company the principal amount of $1 million in exchange for a convertible promissory note of the Company. The convertible promissory note is due on demand after one year from the date of issuance with maturity date on January 18, 2025, bears interest at the annual rate of 10% payable quarterly and is convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $0.50 a share, or 2,000,000 shares, subject to adjustment in the event of a stock split, reverse stock split and similar event. The conversion feature was bifurcated and approximately $24,000 of the change in fair value of conversion features were included in the consolidated financial statement as of December 31, 2023. In December 2023, the note was exchanged for 3,760,983 shares of common stock of the Company, valued for this purpose at $0.29 a share. In connection with the exchange, the Company recognized induced conversion expense of approximately $174,000 reflected as debt extinguishment loss in the consolidated statement of operations.

In February 2023, the Company entered into a promissory note agreement with a third party pursuant to which the lender loaned the Company $500,000. The loan is due on demand after two months and on maturity on August 15, 2023. It bears interest at the rate of 5% per month. The Company repaid the note and accrued interest in October 2023.

In March 2023, Dr. Niihara and his wife and Hope International Hospice, Inc. loaned the Company $127,000 and $100,000, respectively. Both loans are due on demand and bear interest at the rate of 10% per annum.

In March 2023, Emmaus Medical entered into Revenue Purchase Agreement with a third party pursuant to which it sold and assigned $700,212 of future receipts (the "Future Receipts") in exchange for net cash proceeds of $491,933. Under the agreement, the Company agreed to pay the third party 4% of weekly sales receipts until the Future Receipts have been collected. In July 2023, Emmaus Medical reentered into a new Revenue Purchase Agreement pursuant to which it sold and assigned $828,000 of future receipt in exchange for repayment of $204,000 indebtedness from the previous agreement and net cash proceeds of approximately $300,000. Under the new agreement, the Company agreed to pay the third party approximately $26,000 weekly until the Future Receipts have been collected. The Company recognized debt extinguishment loss of $81,000. In February 2024, the Company repaid all balance in accordance with the new agreement.

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

In September 2023, the Company entered into a Business Loan and Security Agreement with a third-party lender pursuant to which the lender loaned the Company $2.2 million, of which the Company received net proceeds of approximately $2.1 million after deduction of the lender’s origination fee but without deduction for other transaction expenses. Under the agreement, the Company agree to pay the third party approximately $53,000 weekly for 56 weeks, or total amount of $2,970,000. The portion of proceeds were used to prepay indebtedness of the Company under the Agreement for the Purchase and Sales of Future Receipts, the Sales of Future Receipt Agreement, Standard Merchant Cash Advance Agreement referred to above.

In September 2023, Smart Start Investments Limited, of which Wei Pei Zen is a director and 9.96% shareholder, loaned the Company the principal amount of $1 million in exchange for a convertible promissory note of the Company. The convertible promissory note is due on September 5, 2024, bears interest at the annual rate of 10%, payable at maturity, and is convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $0.29 a share, subject to adjustment in the event of a stock split, reverse stock split or similar event.

In October 2023, Emmaus Medical entered into Purchase and Sales of Future Receivables Agreement with a third party pursuant to which it sold and assigned $1,377,500 of future receipt (the "Purchased Amount") in exchange for net cash proceeds of $875,000. Under the agreement, the Company agreed to pay the third party approximately $81,000 weekly until the Purchase Amount has collected. In February 2024, the Company repaid all balance in accordance with the agreement.

In November 2023, Emmaus Medical entered into Agreement for the Purchase and Sale of Future Receipts with a third party pursuant to which it sold and assigned $762,200 of future receipts (the "Purchase Amount") in exchange for net cash proceeds of $468,650. Under the agreement, the Company agreed to pay the third party approximately $49,000 weekly until the Purchase Amount has been collected.

In December 2023, Wei Peu Zen, a Director of the Company loaned the Company the principal amount of $700,000. The loan is due in two months and bears interest at the rate of 5% per month. In February 2024, the Company repaid $350,000 in principal plus accrued interest on the loan.

Except as otherwise indicated above, the proceeds of the foregoing loans and other arrangements were used to augment the Company's working capital. See Note 14 for more information regarding notes payable agreements entered subsequent to December 31, 2023.

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

The GPB Warrant is separately recognized under ASC 815-40 at fair value as a liability. The warrant liability is remeasured at fair value on a recurring basis using Level 3 inputs and any change in the fair value of the liability is recorded in the condensed consolidated statements of operations and comprehensive income until June 2022, when the warrants met equity classification. During the year ended December 31, 2022, the Company recorded $40,000 of change in fair value, warrant derivative liabilities in the statement of operations. The warrant was expired in June 2022.

Extension of a Convertible Promissory Note - On June 15, 2020, the holder of a convertible promissory note in the principal amount of $3,150,000 agreed to an extension of the maturity date of the convertible promissory note to June 15, 2023 in exchange for an increase in the interest rate on the note from 11% to 12%. In conjunction with the extension, the Company issued to the note holder a five-year warrant to purchase up to 1,250,000 shares (500,000 shares if the related convertible promissory note was repaid by June 15, 2022) of the Company common stock at an exercise price of $2.05 a share. Under ASC 815-40, the warrant is recognized at fair value as a liability. The warrant liability is remeasured at fair value on a recurring basis using Level 3 input and any change in the fair value of liability is recorded in earnings. Since the loan was not repaid before June 15, 2022, the warrant was reclassified as equity. During the year ended December 31, 2022, the Company recorded approximately $1.3 million of change in fair value warrant derivative liabilities in the statements of operations.

Warrant — In September 2022, in connection with the loans from Dr. Niihara and his wife, the Company granted Dr. Niihara a five-year warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.50 per share. Under ASC 480-10 and ASC 815, the warrant is classified as a liability. The fair value of the warrant liability was determined using Black-Scholes Merton model and the fair value of the warrant was $70,000 as of December 31, 2022. The change in fair value was recorded in the consolidated statements of operations. For the year ended December 31, 2022, the change in fair value of warrant liability was $14,000. The warrant expired by its terms in December 2023.

Warrant issued for services - On January 12, 2023, the Company granted Dr. Niihara a five-year warrant to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $4.50 in lieu of cash bonuses or salary increases. The fair value of the warrant was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based on the market value of the Company's common stock. The expected volatility was adjusted using the historical volatility of the Company's common stock and comparable publicly traded securities. The warrant expired by its terms in November 2023. On January 12, 2023, the Company also granted two consultants to the Company five-year warrants to purchase up to 250,000 shares of common stock each at an exercise price of $0.50 a share.

On January 27, 2023, the Company granted a consulting company a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.47 a share. The warrants are subject to adjustment in the event of a stock split, reverse stock split and similar events. The fair value of the warrants was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based upon the market value of the common stock. The expected volatility was adjusted using the historical volatility of the common stock and the market price of comparable public traded securities.

The estimated fair value of $334,000 was recorded as professional services in general and administrative expenses and the estimated fair value of $1.2 million of shared-based compensation was recognized in the consolidated statement of operations when the warrants were granted. Under ASC 480-10 and ASC 718, the warrants are classified as a liability. For the year ended December 31, 2023, the Company recorded the change in fair value of approximately $1.2 million in the consolidated statements of operations. Upon expiration of warrants in November 2023, approximately $296,000 of warrant liability was reclassified to additional paid in cash in the statements of stockholders' deficit.

The following table presents the assumptions used to value the warrants:

	December 31, 2023	January 2023
Stock price	$0.10	$0.31 - $0.49
Exercise price	$0.47 - $0.50	$0.47 - $4.50
Expected term	4.03-4.24 years	5 years
Risk-free rate	3.90%-3.92%	3.53%-3.66%
Dividend yield	—	—
Volatility	129.40%-130.23%	116.40% - 119.14%

A summary of the Company’s warrants activity for the years ended December 31, 2023 and 2022 is presented below:

	December 31, 2023		December 31, 2022
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of year	6,610,520	$2.22	8,236,017	$5.78
Granted	8,500,000	$4.03	500,000	$2.50
Exercised	—	$—	—	$—
Cancelled, forfeited and expired	(10,378,129)	$4.23	(2,125,497)	$14.38
Warrants outstanding, end of year	4,732,391	$0.95	6,610,520	$2.22
Warrant exercisable, end of year	4,732,391	$0.95	6,610,520	$2.22

As of December 31, 2023, the weighted-average remaining contractual life of outstanding warrants was 2.1 years.

Stock options — The Company's former 2011 Stock Incentive Plan permitted grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. Options granted under the 2011 Stock Incentive Plan generally expire ten years after grant. Options granted to directors vest in quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to continuous service with the Company. The 2011 Stock Incentive Plan expired in May 2021 and no further awards may be made under the Plan. As of December 31, 2023 and December 31, 2022, stock options to purchase up to 1,728,773 shares and 4,412,940 shares, respectively, were outstanding under the 2011 Stock Incentive Plan.

The Company also had an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company could grant incentive stock options to selected employees including officers, non-employee consultants and non-employee directors. The Plan was terminated in September 2021. As of December 31, 2023 and December 31, 2022, stock options to purchase up to 245,108 shares and 247,847 shares, respectively, were outstanding under the Amended and Restated 2012 Omnibus Incentive Plan.

On September 29, 2021, the Board of Directors of the Company adopted the Emmaus Life Sciences, Inc. 2021 Stock Incentive Plan upon the recommendation of the Compensation Committee of the Board. The 2021 Stock Incentive Plan was approved by stockholders on November 23, 2021. No more than 4,000,000 shares of common stock may be issued pursuant to awards under the 2021 Stock Incentive Plan. The number of shares available for Awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the Stock Incentive Plan for stock splits, stock dividends, reverse stock splits, recapitalizations and other similar events. During the year ended December 31, 2023, the Company granted options to purchase 850,000 shares, 300,000 shares and 100,000 shares of common stock to employees, non-employee directors and a consultant, respectively. All options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares over three years for employees, one year for non-employee directors and immediately for the consultant. As of December 31, 2023, stock options to purchase up to 1,250,000 shares were outstanding under the 2021 Stock Incentive Plan, while there were no awards outstanding as of December 31, 2022.

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

A summary of the Company’s stock option activity for the years ended December 31, 2023 and 2022 is presented below:

	December 31, 2023		December 31, 2022
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of year	4,660,787	$5.08	5,968,338	$4.78
Granted or deemed issued	1,250,000	$4.50	—	$—
Exercised	—	$—	—	$—
Cancelled, forfeited and expired	(2,686,906)	$3.74	(1,307,551)	$3.73
Options outstanding, end of year	3,223,881	$5.97	4,660,787	$5.08
Options exercisable at end of year	2,373,881	$6.50	4,645,286	$5.10
Options available for future grant	2,750,000		4,000,000

During the years ended December 31, 2023 and 2022, the Company recognized $1,262,000 of which $1,151,000 is related to warrants issued and $111,000 related to stock option granted and $16,000, respectively, of share‑based compensation expense. As of December 31, 2023, there was approximately $94,000 of total unrecognized compensation cost related to unvested share‑based compensation awards outstanding under the 2021 Stock Incentive Plan. That cost is expected to be recognized over the weighted-average remaining period of 2.0 years.

Amended and Restated Warrants – The Company evaluated its outstanding amended and restated warrants to purchase up to 2,381,300 shares of common stock under ASC 815-40 and concluded that the warrants should be accounted for as equity.

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

In December 2023, the exercise price of outstanding amended and restated warrants was reduced to $0.29 per share pursuant to the anti-dilution adjustment provisions of the warrants triggered by the exchange of an outstanding convertible note and a promissory note into shares of common stock of the Company at an exchange price $0.29 per share. The warrants were valued using the Black-Scholes Merton option pricing model and approximately $11,000 in change in fair value was recorded as additional paid-in capital and reflected in accumulated deficit.

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

NOTE 9—INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Current
U.S.	$(94)	$30
International	35	30
Deferred
U.S.	—	—
International	—	—
	$(59)	$60

Deferred tax assets consisted of the following as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Net operating loss carryforward	$17,564	$17,978
General business tax credit	12,085	11,837
Stock options	6,792	6,149
Charitable contribution	—	37
Accrued expenses	310	380
Unearned revenue	2,603	2,472
Allowance for bad debt	545	442
Unrealized gain on foreign exchange translation and others	1,295	789
Section 174 Expenditures	420	292
Unrealized gain on long term investment	30	33
Other	1,678	4,130
Total gross deferred tax assets	43,322	44,539
Less valuation allowance	(42,895)	(44,112)
Net deferred tax assets	$427	$427

Deferred tax liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Unrealized loss on available-for-sale securities	$(427)	$(426)
Other	—	(1)
Total deferred tax liabilities	$(427)	$(427)

A valuation allowance for the net deferred tax assets is recorded when it is more likely than not that the Company will not realize these assets through future operations. The valuation allowance decreased by approximately $1.2 million for the year ended December 31, 2023 and increased by approximately $4.0 million for the years ended December 31, 2022, respectively.

As of December 31, 2023 and December 31, 2022, the Company had net operating loss carryforwards for federal income tax purposes of approximately $65.1 million and $66.4 million, respectively, available to offset future federal taxable income, if any. Net operating loss generated in 2017 and prior years expire in various years through 2037. Net operating losses for federal income tax purpose generated in 2018 and after will be available indefinitely. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $58.5 million and $61.2 million respectively, which generally expire in 10 to 20 years. For some states, the net operating loss generated in 2018 and after will be available indefinitely. As of December 31, 2023 and December 31, 2022, the Company has general business tax credits of $12.1 million and $11.8 million, respectively, for federal income tax purposes. The tax credits are available to offset future tax liabilities, if any, through 2043. The Company’s utilization of net operating loss carryforwards could be subject to an annual limitation as a result of certain past or future events, such as stock sales or other equity events constituting a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating loss carryforwards and tax credits before they can be utilized.

The income tax provision differs from that computed using the statutory federal tax rate of 21% due to the following factors (in thousands):

	2023	2022
Tax benefit at statutory federal rate	$(851)	$(2,242)
State taxes, net of federal tax benefit	(173)	(453)
Increase in valuation allowance	(1,224)	3,964
Permanent items	73	(384)
General business tax credit	(285)	(450)
Other comprehensive income, tax benefit	(100)	—
Other	2,501	(375)
	$(59)	$60

As of December 31, 2023 and December 31, 2022, the Company had no unrecognized tax benefits or position which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest or penalties, such amounts would be classified as income tax expense. As of December 31, 2023, all federal tax returns since 2020 are subject to audit. The expiration of the state returns varies by state, but the 2019 and subsequent years’ returns generally are subject to audit. No tax returns are currently being examined by taxing authorities.

NOTE 10—LEASES

Operating leases — During the years ended December 31, 2023 and 2022, the Company leased its office space under operating leases with unrelated entities.

The Company leased 21,293 square feet of office space for its headquarters in Torrance, California, at a base rental of $86,828 per month, which lease will expire on September 30, 2026. In addition, the Company leases 2,326 square feet of office space in Dubai, United Arab Emirates. Upon expiration of the lease in June 2023, the Company extended the original lease and also expanded the office space, both leases will expire on June 19, 2026. The Company recognized total of $189,000 lease liability and the right of use asset in the balance sheets.

Rent expense was $1.2 million for both years ended December 31, 2023 and 2022.

Future minimum lease payments were as follows as of December 31, 2023 (in thousands):

Amount
2024	1,138
2025	1,171
2026	856
Total lease payments	3,165
Less: Interest	(461)
Operating lease liabilities	$2,704

As of December 31, 2023 and 2022, the Company had an operating lease right-of-use asset of $2.3 million and $2.8 million, respectively and lease liability of $2.7 million and $3.3 million, respectively. As of December 31, 2023 and 2022, the weighted-average discount rate was 12.9%. The weighted average remaining term of the Company’s leases as of December 31, 2023 was 2.7 years.

NOTE 11—COMMITMENTS AND CONTINGENCIES

API Supply Agreement — On June 12, 2017, the Company entered into an API Supply Agreement (the “API Agreement”) with Telcon pursuant to which Telcon paid the Company approximately $31.8 million in consideration of the right to supply 25% of the Company’s requirements for bulk containers of PGLG for a fifteen-year term. The amount was recorded as deferred trade discount. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain terms of the API supply agreement (the “revised API agreement”). The revised API agreement is effective for a term of five years and will renew automatically for 10 successive one-year renewal periods, except as either party may determine. In the revised API agreement, the Company has agreed to purchase a cumulative total of $47.0 million of PGLG over the term of the agreement. The revised API agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, Telcon may be entitled to payment of the shortfall or to offset the shortfall against the Telcon convertible bond and proceeds there of that are pledged as collateral to secure our obligations. In September 2018, the Company entered into an agreement with Ajinomoto and Telcon to facilitate Telcon’s purchase of PGLG from Ajinomoto for resale to the Company under the revised API agreement. The PGLG raw material purchased from Telcon is recorded in inventory at net realizable value and the excess purchase price is recorded against deferred trade discount. Refer to Notes 5 and 6 for more information.

Standby Letter of Credit —During 2023, the Company engaged third party foreign advisors, who proposed to arrange a $10 million standby letter of credit in favor of the Company to support a possible strategic transaction in return for which the Company was to pay a total of $650,000 in two installments. To facilitate the standby letter of credit arrangement, the Company agreed to deposit the fee in the foreign advisors trust account of a law firm purporting to act on behalf of the foreign advisors which was to be released from the client trust account only upon receipt of the standby letter of credit. After exchange of documentation regarding the standby letter of credit arrangement between the Company and the foreign advisors and the fee being released from the law firm's trust account by the Company, the standby letter of credit received by the Company was determined to be fraudulent. The payment of $650,000 is included in the general and administrative expenses in the consolidated statements of operations. Although the Company has demanded a return of the $650,000 fee from the foreign advisors and has filed reports with the FBI, management believes that the likelihood of recovery is unlikely.

NOTE 12—RELATED PARTY TRANSACTIONS

The following table sets forth information relating to our loans from related persons outstanding at any time during the year ended December 31, 2023 (in thousands except for conversion rate and share information):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding December 31, 2023	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid
Promissory note payable - related parties:
	Willis Lee(2)	12%	10/29/2020	Due on Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	Due on Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	Due on Demand	200	200	—	—
	Willis Lee(2)	10%	4/14/2022	Due on Demand	45	45	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	Due on Demand	40	40	—	—
	Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	48
	Hope International Hospice, Inc.(1)	10%	8/15/2022	Due on Demand	—	50	50	2
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	25
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	167
	Hope International Hospice, Inc.(1)	10%	8/17/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/17/2022	Due on Demand	—	60	60	6
	Seah Lim(2)	6%	9/16/2022	3 years	—	1,200	1,200	90
	Hope International Hospice, Inc.(1)	10%	10/20/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	Due on Demand	100	100	—	—
	Yutaka and Soomi Niihara(1)	10%	3/21/2023	Due on Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 months	700	700	—	—
				Subtotal	$5,443	$6,753	$1,310	$338
Convertible note payable - related parties:
	Wei Peu Zen(2)	10%	1/18/2023	1 - 2 years	—	1,000	1,000	91
				Subtotal	$—	$1,000	$1,000	$91
				Total	$5,443	$7,753	$2,310	$429

The following table sets forth information relating to our loans from related persons outstanding at any time during the year ended December 31, 2022 (in thousands except for conversion rate and share information):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding December 31, 2022	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Willis Lee(2)	12%	10/29/2020	Due on Demand	$100	$100	—	—
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Soomi Niihara(1)	12%	1/18/2022	Due on Demand	—	300	300	32
	Yasushi Nagasaki(2)	10%	2/9/2022	Due on Demand	—	50	50	4
	Hope International Hospice, Inc.(1)	10%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	George Sekulich(2)	10%	2/16/2022	Due on Demand	—	26	26	2
	Soomi Niihara(1)	10%	3/7/2022	Due on Demand	—	200	200	15
	Hope International Hospice, Inc.(1)	12%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	Due on Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	Due on Demand	200	200	—	—
	Willis Lee(2)	10%	4/14/2022	Due on Demand	45	45	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	Due on Demand	40	40	—	—
	Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	20
	Hope International Hospice, Inc.(1)	10%	8/15/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	8
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	56
	Hope International Hospice, Inc.(1)	10%	8/17/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/17/2022	Due on Demand	60	60	—	—
	Seah Lim(2)	6%	9/16/2022	3 years	1,200	1,200	—	—
	Hope International Hospice, Inc.	10%	10/20/2022	Due on Demand	100	100	—	—
				Subtotal	5,826	6,402	576	137
Revolving line of credit agreement
	Yutaka Niihara(2)	5.25%	12/27/2019	Due on Demand	—	400	400	110
				Subtotal	—	400	400	110
				Total	$5,826	$6,802	$976	$247

(1) Dr. Niihara, a former director, Chairman of the Board and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc.

(2) Officer or director.

(3) The rate varies with changes in the prime rate and does not give effect to the “tax gross-up” described in Note 7.

See Note 5 for a discussion of the sale of the Company's EJ Holdings shares to Niihara International, Inc., formed by Dr. Niihara and the related $25 million loan receivables from EJ Holdings.

See Note 8 for a discussion of the amendment to the previously issued warrant to Dr. Niihara.

See Notes 6 and 11 for a discussion of the Company’s distribution and supply agreements with Telcon, which holds 4,147,491 shares of the Company common stock, or approximately 6.7% of the common stock outstanding as of December 31, 2023. The Company holds an investment in a convertible bond of Telcon in the principal amount of KRW 23.6 billion, or approximately $21.0 million as of December 31, 2023, which matures on October 16, 2030 and bears interest at 2.1% a year, payable quarterly. See Note 5 for more information regarding the investment in convertible bond.

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

For the years ended December 31, 2023 and 2022, the Company made matching contributions to the Company’s 401(k) Plan of $78,000 and $74,000, respectively.

NOTE 14—SUBSEQUENT EVENTS

Subsequent to December 31, 2023, the Company entered into an Exchange Agreement pursuant to which it issued total of $11.1 million principal amount of convertible promissory notes of the Company due in 2025 (the “Exchange Notes”) in exchange for the surrender for cancellation and satisfaction in full of a like principal amount of our outstanding convertible promissory notes due in 2024. The surrendered notes bore interest at the annual rate of 2%, payable semi-annually, and were convertible at the election of the holder into shares of its common stock at the conversion rate of $0.13 per share. The Exchange Notes bear interest at the annual rate of 10% and are convertible into shares of the Company’s common stock at an initial conversion rate of $0.13 per share, subject to decrease, but not increase, at the end of each three-month period from issuance to equal the VWAP (as defined) of the Company’s common stock and to adjustment in the event of a stock split, reverse stock split and similar events. The principal amount of and accrued interest on the Exchange Notes is payable in two equal semi-annual installments. No additional consideration was paid in connection with the exchange.

Also subsequent to year-end, two related holders of demand promissory notes of the Company in the aggregate principal amount of approximately $2.8 million demanded repayment of the notes plus accrued interest. The Company has acknowledged its indebtedness to the holders and intends to seek to enter into a plan to repay the notes in installments. To date, the parties have not reached an agreement with respect to repayment of the notes.

In March 2024, Smart Start Investments Limited, of which Wei Peu Zen is a director and 9.96% shareholder, loaned the Company the principal amount of $1,400,000. The loan is due in two months and bears interest at the rate of 2.5% per month. In May 2024, the loan becomes due on demand.

In April 2024, Telcon offset KRW3.5 billion, or approximately $2.5 million, against the principal amount of the Telcon convertible bond and release of KRW893 million, or approximately $640,000, in cash proceeds to Telcon in satisfaction the target shortfall for the year ended 2023.

In May 2024, Emmaus Medical entered into Sale of Future Receipts Agreement with third party pursuant to which it sold and assigned $1,628,000 of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $1,001,000. Under the agreement, the Company agreed to pay the third party approximately $58,143 weekly until the Purchased Amount has been collected.