Form 10-Q
period 2024-03-31
Emmaus Life Sciences, Inc.
filed 2024-09-10
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

The registrant had 63,865,571 shares of common stock, par value $0.001 per share, outstanding as of August 12, 2024.

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended March 31, 2024

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,712	$2,547
Accounts receivable, net	2,990	5,524
Inventories, net	1,527	1,711
Prepaid expenses and other current assets	1,615	1,727
Total current assets	7,844	11,509
Property and equipment, net	57	59
Right of use assets	2,082	2,337
Investment in convertible bond	19,250	20,978
Other assets	310	296
Total assets	$29,543	$35,179
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,187	$17,725
Operating lease liabilities, current portion	869	865
Conversion feature derivative, notes payable	1,360	451
Other current liabilities	14,858	14,681
Warrant derivative liabilities	74	65
Notes payable, current portion, net of discount	7,720	8,215
Notes payable to related parties	2,772	3,122
Convertible notes payable, net of discount	16,588	16,383
Total current liabilities	62,428	61,507
Operating lease liabilities, less current portion	1,561	1,839
Other long-term liabilities	16,967	17,363
Notes payable to related parties, net of discount	2,231	2,226
Total liabilities	83,187	82,935
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 61,845,963 shares issued and outstanding at March 31, 2024 and December 31, 2023	62	62
Additional paid-in capital	225,503	225,333
Net loan receivable from EJ Holdings	(16,869)	(16,869)
Accumulated other comprehensive loss	(1,870)	(160)
Accumulated deficit	(260,470)	(256,122)
Total stockholders’ deficit	(53,644)	(47,756)
Total liabilities & stockholders’ deficit	$29,543	$35,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months Ended March 31,
	2024	2023
CONSOLIDATED STATEMENTS OF LOSS
REVENUES, NET	$2,506	$6,753
COST OF GOODS SOLD	257	429
GROSS PROFIT	2,249	6,324
OPERATING EXPENSES
Research and development	183	289
Selling	1,937	2,317
General and administrative	2,869	4,883
Total operating expenses	4,989	7,489
LOSS FROM OPERATIONS	(2,740)	(1,165)
OTHER INCOME (EXPENSE)
Change in fair value of warrant derivative liabilities	(8)	62
Change in fair value of conversion feature derivative, notes payable	(907)	89
Net loss on equity method investment	—	(527)
Gain on restructured debt	1,032	—
Foreign exchange gain (loss)	31	(519)
Interest and other income	147	160
Interest expense	(1,910)	(1,502)
Total other expense	(1,615)	(2,237)
LOSS BEFORE INCOME TAXES	(4,355)	(3,402)
Income tax provision (benefit)	(7)	49
NET LOSS	(4,348)	(3,451)

COMPONENTS OF OTHER COMPREHENSIVE LOSS
Unrealized loss on debt securities available for sale (net of tax)	(1,728)	(544)
Foreign currency translation adjustments	18	186
Other comprehensive loss	(1,710)	(358)
COMPREHENSIVE LOSS	$(6,058)	$(3,809)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.07)	$(0.07)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	61,845,963	50,709,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common stock		Additional paid-in	Loan receivable from	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	EJ Holdings	income (loss)	deficit	deficit
Balance, January 1, 2024	61,845,963	$62	$225,333	$(16,869)	$(160)	$(256,122)	$(47,756)
Share-based compensation	—	—	170	—	—	—	170
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	—	(1,728)	—	(1,728)
Foreign currency translation effect	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	(4,348)	(4,348)
Balance, March 31, 2024	61,845,963	62	225,503	(16,869)	(1,870)	(260,470)	(53,644)

	Common stock		Additional paid-in	Loan receivable from	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	EJ Holdings	income (loss)	deficit	deficit
Balance January 1, 2023	49,583,501	$50	$220,815	—	$(2,619)	$(252,337)	$(34,091)
Fair value of warrants including down-round protection adjustments	—	—	41	—	—	(41)	—
Convertible note converted to shares	1,351,351	1	499	—	—	—	500
Share-based compensation	—	—	38	—	—	—	38
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	—	(544)	—	(544)
Foreign currency translation effect		—	—	—	186	—	186
Net loss	—	—	—	—	—	(3,451)	(3,451)
Balance, March 31, 2023	50,934,852	51	221,393	—	(2,977)	(255,829)	(37,362)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,348)	$(3,451)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Depreciation and amortization	6	9
Inventory reserve	12	—
Amortization of discount of notes payable and convertible notes payable	494	582
Foreign exchange adjustments	(113)	471
Net loss on equity method investment	—	527
Gain on restructured debt	(1,032)	—
Share-based compensation	170	1,189
Fair value of warrants issued for services	—	334
Change in fair value of warrant derivative liabilities	8	(62)
Change in fair value of conversion feature derivative, notes payable	907	(89)
Changes in fair value option instrument	—	10
Net changes in operating assets and liabilities
Accounts receivable	2,533	(1,828)
Inventories	166	161
Prepaid expenses and other current assets	135	241
Other non-current assets	215	186
Accounts payable and accrued expenses	1,472	1,001
Other current liabilities	(316)	(545)
Other long-term liabilities	(169)	(28)
Net cash flows provided by (used in) operating activities	140	(1,292)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4)	(6)
Loan to equity method investee	—	(1,085)
Net cash flows used in investing activities	(4)	(1,091)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	1,400	1,484
Proceeds from notes payable issued, related parties	—	227
Proceeds from convertible notes payable issued, related party	—	1,000
Payments of notes payable	(1,805)	(520)
Payments of notes payable, related party	(350)	(50)
Payments of convertible notes	(200)	—
Net cash flows provided by (used in) financing activities	(955)	2,141
Effect of exchange rate changes on cash	(16)	(5)
Net decrease in cash and cash equivalents	(835)	(247)
Cash and cash equivalents, beginning of period	2,547	2,021
Cash and cash equivalents, end of period	$1,712	$1,774

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$873	$276
Income taxes paid	$16	$1
NON-CASH INVESTING AND FINANCING ACTIVITIES
Renewal of notes payable including interest capitalized	$—	$926
Conversion of convertible note payable to common stock	$—	$500

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc., (“Emmaus”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. The condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on July 3, 2024. The accompanying condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated balance sheet at December 31, 2023 contained in the Annual Report. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any future interim period.

Nature of Operations

The Company is a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sales of innovative treatments and therapies, primarily for rare and orphan diseases. The Company’s only product, Endari® (prescription grade L-glutamine oral powder), is approved by the U.S. Food and Drug Administration, or FDA, and in certain jurisdictions in the Middle East North Africa, or MENA, region to reduce the acute complications of sickle cell disease (“SCD”) in adult and pediatric patients five years of age and older.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Annual Report. There have been no material changes in these policies or their application.

Going concern— The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $4.3 million for the three months ended March 31, 2024 and had a working capital deficit of $54.6 million as of March 31, 2024. Management expects that the Company’s current liabilities, operating losses and expected capital needs, including debt service on its existing indebtedness and the expected costs relating to the commercialization of Endari® in the MENA region and elsewhere will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the Company’s current liabilities and future obligations, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, third-party loans, equity or debt financings or licensing or other strategic agreements. Except as described below under "Factoring accounts receivable," the Company has no understanding or arrangement for any additional financing, and there can be no assurance that the Company will be able to restructure or refinancing its existing indebtedness or obtain additional related-party or third-party loans or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. Due to the uncertainty of the Company’s ability to meet its current liabilities and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has considered all recent accounting pronouncements and determined that they will not have a material effect on the Company’s condensed consolidated financial statements.

Prior period misclassification - During the quarter ended June 30, 2023, the Company identified a misclassification related to common stock warrants that were issued in January 2023. The common stock warrants were incorrectly recorded in additional paid-in capital at their estimated fair value of $1.5 million, but should have been recorded as warrant derivative liabilities, as they did not qualify for equity classification in accordance with ASC815-40-25-10. The correction of the misclassification in the condensed consolidated financial statements is reflected for the three months ended March 31, 2023. The Company believes the correction of the misclassification is quantitatively and qualitatively immaterial to the previously issued condensed consolidated financial statements.

The condensed consolidated statements of changes in stockholders’ deficit included in this Quarterly Report differ from the previously filed Form 10-Q’s for period ended March 2023, reflecting the misclassification of $1.4 million as additional paid-in capital and warrant derivative liability for warrants issued in January 2023.

Factoring accounts receivable — Emmaus Medical, Inc., or Emmaus Medical, the Company's indirect wholly owned subsidiary, has entered into a purchase and sales agreement with Prestige Capital Finance, LLC or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 65% to 80% of the face amount of the eligible accounts receivable, subject to a $7.5 million cap on advances at any time. The balance of the face amount of the accounts receivable is reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable. Emmaus Medical’s obligations to Prestige Capital under the purchase and sale agreement are secured by a security interest in the accounts receivable and all or substantially all other assets of Emmaus Medical. In connection with the purchase and sale agreement, Emmaus has guaranteed Emmaus Medical’s obligations under the purchase and sale agreement. Accounts receivable included approximately $40,000 and $1,514,000 of factored accounts receivable and other current liabilities included approximately $1,000 and $24,000 of liabilities from factoring at March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, the Company incurred approximately $87,000 and $108,000, respectively, of factoring fees.

Net loss per share — In accordance with Accounting Standard Codification (“ASC”) 260, “Earnings per Share,” the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per share is computed in a similar manner, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2024 and March 31, 2023, the Company had outstanding potentially dilutive securities exercisable for or convertible into 112,942,491 shares and 61,174,436 shares, respectively, of common stock. No potentially dilutive securities were included in the calculation of diluted net loss per share, since the effect would have been anti-dilutive for the each of the three months ended March 31, 2024 and March 31, 2023.

NOTE 3 — REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Endari®	$2,344	$6,515
Other	162	238
Revenues, net	$2,506	$6,753

The following table summarizes the revenue allowance and accrual activities for the three months ended March 31, 2024 and March 31, 2023 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2023	$1,212	$5,658	$863	$7,733
Provision related to sales in the current year	205	577	25	807
Adjustments related to prior period sales	(50)	51	—	1
Credits and payments made	(529)	(553)	(645)	(1,727)
Balance as of March 31, 2024	$838	$5,733	$243	$6,814

Balance as of December 31, 2022	$1,358	$3,718	$415	$5,491
Provision related to sales in the current year	425	819	106	1,350
Adjustments related to prior period sales	(213)	130	—	(83)
Credits and payments made	(716)	(597)	(150)	(1,463)
Balance as of March 31, 2023	$854	$4,070	$371	$5,295

The following table summarizes revenues attributable to each of our customers that accounted for 10% or more of our net revenues in any of the periods shown:

	Three months ended March 31,
	2024	2023
Customer A	46%	20%
Customer B	39%	15%
Customer D	2%	16%
Customer F	1%	23%

On June 15, 2017, the Company entered into a distributor agreement with Telcon RF Pharmaceutical, Inc., or Telcon, pursuant to which it granted Telcon exclusive rights to the Company’s prescription grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from the Company specified minimum quantities of the PGLG. Telcon had the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the Company is obliged to repay Telcon the $10 million upfront fee. In January, 2023, Telcon terminated the distributor agreement, and the upfront fee of $10 million is included as unearned revenue in other current liabilities as of March 31, 2024 and December 31, 2023. See Notes 6, 11 and 12 and for additional details of the Company's agreements with Telcon.

NOTE 4 — SELECTED FINANCIAL STATEMENT — ASSETS

Inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials and components	$1,313	$1,329
Work-in-process	200	186
Finished goods	4,993	5,163
Inventory reserve	(4,979)	(4,967)
Total inventories, net	$1,527	$1,711

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid insurance	$411	$595
Prepaid expenses	442	536
Other current assets	762	596
Total prepaid expenses and other current assets	$1,615	$1,727

Property and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Equipment	$384	$383
Leasehold improvements	39	39
Furniture and fixtures	99	99
Total property and equipment	522	521
Less: accumulated depreciation	(465)	(462)
Total property and equipment, net	$57	$59

During the three months ended March 31, 2024 and 2023, depreciation expense was approximately $6,000 and $9,000, respectively.

NOTE 5 — INVESTMENTS

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% per year, payable quarterly. Beginning October 16, 2021, the Company became entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately $8.00 per share. The initial conversion price is subject to downward adjustment monthly based on the volume-weighted average market price of Telcon shares as reported on Korean Securities

Dealers Automated Quotations Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares and to customary antidilution adjustments upon a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. As of March 31, 2024 and December 31, 2023, the principal amount of the convertible note was KRW 23.6 billion, or approximately $17.5 million. The conversion price as of March 31, 2024 is set forth in the “Investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right described above or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Notes 6, 11 and 12.

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

The revised API agreement with Telcon described in Note 6 provides for target annual revenue of more than $5 million and annual “profit” (i.e., sales margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement.

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

The following table sets forth the fair value and changes in fair value of the investment in the Telcon convertible bond as of March 31, 2024 and December 31, 2023 (in thousands):

Investment in convertible bond	March 31, 2024	December 31, 2023
Balance, beginning of period	$20,978	$19,971
Sales of convertible bond	—	(2,232)
Net gain on investment on convertible bond	—	106
Change in fair value included in the statement of other comprehensive income	(1,728)	3,133
Balance, end of period	$19,250	$20,978

The fair value as of March 31, 2024 and December 31, 2023 was based upon following assumptions:

	March 31, 2024	December 31, 2023
Principal outstanding (South Korean won)	KRW 23.6 billion	KRW 23.6 billion
Stock price	KRW804	KRW 873
Expected life (in years)	6.54	6.79
Selected yield	12.75%	12.25%
Expected volatility (Telcon common stock)	71.10%	71.90%
Risk-free interest rate (South Korea government bond)	3.37%	3.16%
Expected dividend yield	—	—
Conversion price	KRW705(US$0.53)	KRW705(US$0.54)

Equity method investment – In 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings, Inc., or EJ Holdings, to acquire, own and operate a former amino acids manufacturing facility in Ube, Japan. In connection with the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings' capital shares. JIP owned 60% of EJ Holdings' capital shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.6 million bearing interest at the rate of 1%, payable annually. The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. One half of the principal amount of the loan (JPY 1,818,667,860) becomes due and payable on December 28, 2027 and the remaining principal balance become due on September 30, 2028. During the year ended December 31, 2023, the Company made additional loans to EJ Holdings of $2.6 million. The Company suspended any further loans to EJ Holdings in August 2023.

EJ Holdings is engaged in seeking to refurbish and phase in the Ube facility with objective of eventually obtaining regulatory clearance for the manufacture of PGLG in accordance with cGMP. EJ Holdings has had no substantial revenues since its inception, has depended on loans from the Company to acquire the Ube facility and fund its operations and will be dependent on loans from other financing unless and until its plant is activated and it can secure customers for its products. There is no assurance that needed funding will be available from other sources. If EJ Holdings fails to obtain needed funding, it may need to suspend activities at the Ube plant. Under the asset purchase agreement by which EJ Holdings purchased the Ube plant, the seller has the right to repurchase the plant at the purchase price, plus certain taxes, paid by EJ Holdings if the plant does not become operational within a reasonable period of time not to exceed five years, or approximately the end of 2024. In such event, it is likely that EJ Holdings would be unable to pay some or all the Company's loans.

On December 28, 2023, the Company sold and assigned its EJ Holdings shares at their cost of JPY3.6 million or US$25,304 to Niihara International, Inc., which was formed by Yutaka Niihara, M.D., Ph. D., the former Chairman and Chief Executive Officer of the Company and a principal stockholder of the Company. In connection with the sale and assignment, the Company derecognized its investment in EJ Holdings, including $1.5 million of currency translation adjustments recorded in other comprehensive loss. As of March 31, 2024 and December 31, 2023, the loan receivable from EJ Holdings was $25.8 million. The net loan receivable from EJ Holdings was $16.9 million as reflected in net loan receivable from EJ Holdings as contra-equity on the consolidated balance sheets.

NOTE 6 — SELECTED FINANCIAL STATEMENT - LIABILITIES

Accounts payable and accrued expenses consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable:
Clinical and regulatory expenses	$670	$696
Professional fees	861	721
Selling expenses	1,807	1,498
Manufacturing costs	891	914
Non-employee director compensation	839	766
Other vendors	1,497	1,292
Total accounts payable	6,565	5,887
Accrued interest payable, related parties	587	542
Accrued interest payable	2,516	3,122
Accrued expenses:
Payroll expenses	1,251	1,270
Government rebates and other rebates	7,181	5,881
Due to customers	—	844
Other accrued expenses	87	179
Total accrued expenses	8,519	8,174
Total accounts payable and accrued expenses	$18,187	17,725

Other current liabilities consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Trade discount	$3,500	$3,000
Unearned revenue (a)	10,000	10,000
Other current liabilities	1,358	1,681
Total other current liabilities	$14,858	$14,681

(a) Refer to Note 3 for information regarding to the unearned revenue.

Other long-term liabilities consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Trade discount	$16,928	$17,324
Other long-term liabilities	39	39
Total other long-term liabilities	$16,967	$17,363

On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual target for bulk containers of PGLG. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain items of the API Supply Agreement (the “revised API Agreement”). The Company purchased $125,000 and $310,000 of PGLG from Telcon for three months ended March 31, 2024 and three months ended March 31, 2023, respectively, of which $904,000 and $962,000 were reflected in accounts payable as of March 31, 2024 and December 31, 2023, respectively. The revised API Agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement. See Note 5 for information regarding the settlement of the target shortfall for the year ended December 31, 2023.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at March 31, 2024 and December 31, 2023 (in thousands except for number of underlying shares):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding March 31, 2024	Unamortized Discount March 31, 2024	Carrying Amount March 31, 2024	Underlying Shares March 31, 2024
Notes payable
2013	10%	Due on demand	—		$661	$—	$661	—
2022	10%-12%	Due on demand	—		1,264	—	1,264	—
2023	11%-40%	Due on demand - 32 weeks	—		4,428	33	4,395	—
2024	30%	2 month	—		1,400	—	1,400	—
					$7,753	$33	$7,720	—
		Current			$7,753	$33	$7,720	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100	—
2021	12%	Due on demand	—		700	—	700	—
2022	10%-12%	Due on demand - 5 years	—		3,716	90	3,626	—
2023	10%-60%	Due on demand - 2 month	—		577	—	577
					$5,093	$90	$5,003	—
		Current			$2,772	$—	$2,772	—
		Non-current			$2,321	$90	$2,231	—
Convertible notes payable
2021	10%	Due on demand	$0.13	(b)	1,380	—	1,380	12,605,099
2023	12%	6 months	$10.00	(a)	3,150	—	3,150	347,535
2023	10%	1 year	$0.29		1,000	2	998	3,645,725
2024	10%	1 year	$0.13		11,060	—	11,060	86,627,725
					$16,590	$2	$16,588	103,226,084
		Current			$16,590	$2	$16,588	103,226,084
		Total			$29,436	$125	$29,311	103,226,084

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2023	Unamortized Discount December 31, 2023	Carrying Amount December 31, 2023	Underlying Shares December 31, 2023
Notes payable
2013	10%	Due on demand	—		$709	$—	$709	—
2022	10% - 12%	Due on demand	—		1,284	—	1,284	—
2023	10% - 57%	Due on demand - 56 months	—		6,337	115	$6,222	—
					$8,330	$115	$8,215	—
		Current			$8,330	$115	$8,215	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100	—
2021	12%	Due on demand	—		700	—	700	—
2022	6%-12%	Due on demand - 5 years	—		3,716	95	3,621	—
2023	10%-60%	Due on demand - 2 months	—		927	—	927
					$5,443	$95	$5,348	—
		Current			$3,122	$—	$3,122	—
		Non-current			$2,321	$95	$2,226	—
Convertible notes payable
2021	2%	3 years	$0.13		12,640	407	12,233	113,009,154
2023	13%	Due on demand	$10.00	(a)	3,150	—	3,150	337,326
2023	10%	1 year	$0.29		1,000	—	1,000	3,559,754
					$16,790	$407	$16,383	$116,906,234
		Current			$16,790	$407	$16,383	$116,906,234
		Total			$30,563	$617	$29,946	$116,906,234

(a)
This note is convertible into shares of EMI Holding, Inc., a wholly owned subsidiary of Emmaus Life Sciences, Inc.
(b)
The stated interest for the notes was 2%. As the loan is default as of March 31, 2024, the default interest rate is applicable.

The weighted-average stated annual interest rate of notes payable was 12% for both periods ended March 31, 2024 and December 31, 2023. The weighted-average effective annual interest rate of notes payable as of March 31, 2024 and December 31, 2023 was 13% and 23%, respectively, after giving effect to discounts relating to conversion features, warrants and deferred financing costs relating to the notes.

As of March 31, 2024, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending
2024 (nine months)	$27,115
2025	—
2026	—
2027	2,321
Total	$29,436

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

Commencing one year from the original issue date, the convertible promissory notes became convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $1.48 per share, which equaled the “Average VWAP” (as defined) of the Company’s common stock on the effective date. The initial conversion price is subject to adjustment as of the end of each three-month period following the original issue date, commencing May 31, 2021, to equal the Average VWAP as of the end of such three-month period if such Average VWAP is less than the then-conversion price. There is no floor on the conversion price. The conversion price will be subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes. In January 2023, $500,000 principal amount of the convertible promissory notes was converted into 1,351,351 shares of the Company's common stock. In February 2024, the Company repaid $200,000 principal amount and accrued interests to two of the note holders. As of March 31, 2024, the conversion price was $0.13 per share.

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

In February and March 2024, Company entered into Exchange Agreements (the “Exchange Notes”) with certain convertible notes holders pursuant to which it agreed to issue total of $11.1 million principal amount of convertible promissory notes of the company due one year from issuance of the Exchange Notes in exchange for the surrender for cancellation and satisfaction in full of a like principal amount of our outstanding convertible promissory notes due in 2024. The surrendered notes bore interest at the annual rate of 2%, payable semi-annually, and were convertible at the election of the holder into shares of the Company's common stock at the conversion rate of $0.13 per share. The Exchange Notes bear interest at the annual rate of 10% and are convertible into shares of the Company’s common stock at an initial conversion rate of $0.13 per share, subject to decrease, but not increase, at the end of each three-month period from issuance to equal the VWAP (as defined) of the Company’s common stock and to adjustment in the event of a stock split, reverse stock split and similar events. The principal amount of and accrued interest on the Exchange Notes will be payable in two equal semi-annual installments. No additional consideration was paid in connection with the exchange. The convertible promissory notes are general, unsecured obligations of the Company. Management evaluated if the transaction qualified as troubled debt restructuring under ASC 470-60. Since the Company was experiencing financial difficulty and the effective borrowing rate on the restructured debt is less than the effective borrowing rate on the original debt, this transaction was accounted for a troubled debt restructuring. As a result, the Company recorded gain on restructured debt of $1.0 million in the condensed consolidated statements of operations.

The conversion feature of the convertible promissory notes is separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. The following table sets forth the fair value of the conversion feature liability as of March 31, 2024 and December 31, 2023 (in thousands):

Convertible promissory notes	March 31, 2024	December 31, 2023
Balance, beginning of period	$451	$3,248
Change in fair value included in the statement of operations	907	(2,797)
Balance, end of period	$1,358	$451

The fair value and any change in fair value of conversion feature liability are determined using a binominal lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair value as of March 31, 2024 and December 31, 2023 was based upon following assumptions:

Convertible promissory notes	March 31, 2024	December 31, 2023
Stock price	$0.11	$0.10
Conversion price	$0.13	$0.13
Selected yield	27.28%	27.23%
Expected volatility	50%	50%
Time until maturity (in years)	0.90	0.16
Dividend yield	—	—
Risk-free rate	5.10%	5.51%

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

In March 2023, Dr. Niihara and his wife and Hope International Hospice, Inc., their affiliated company, loaned the Company $127,000 and $100,000, respectively. Both loans are due on demand and bear interest at the rate of 10% per annum.

In March 2023, Emmaus Medical entered into Revenue Purchase Agreement with a third party pursuant to which it sold and assigned $700,212 of future receipts (the "Future Receipts") in exchange for net cash proceeds of $491,933. Under the agreement, the Company agreed to pay the third party 4% of weekly sales receipts until the Future Receipts have been collected. In July 2023, Emmaus Medical reentered into a new Revenue Purchase Agreement pursuant to which it sold and assigned $828,000 of future receipt in exchange for repayment of $204,000 indebtedness from the previous agreement and net cash proceeds of approximately $300,000. Under the new agreement, the Company agreed to pay the third party approximately $26,000 weekly until the Future Receipts have been collected. The Company recognized debt extinguishment loss of $81,000. In February 2024, the Company repaid the balance under the new Revenue Purchase Agreement.

In March 2023, Emmaus Medical entered into Revenue Based Financing Agreement with a third party pursuant to which it sold and assigned $700,212 of future receipt in exchange for net proceeds of $492,132. Under the agreement, the Company agreed to pay the third party approximately $22,000 weekly until the Future Receipts have been collected. In July 2023, Emmaus Medical reentered into a new Revenue Based Financing Agreement pursuant to which it sold and assigned $828,000 of future receipt in exchange for repayment of $222,000 indebtedness under the previous agreement and net cash proceeds of approximately $276,000. Under the new agreement, the Company agreed to pay the third party approximately $26,000 weekly until the Future Receipts have been collected. The Company recognized debt extinguishment loss of $87,000. In March 2024, the Company repaid the balance under the new Revenue Based Financing Agreement.

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

In September 2023, Smart Start Investments Limited, of which Wei Pei Zen, a director of the Company, is a director and 9.96% shareholder, loaned the Company the principal amount of $1 million in exchange for a convertible promissory note of the Company. The convertible promissory note is due on September 5, 2024, bears interest at the annual rate of 10%, payable at maturity, and is convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $0.29 a share, subject to adjustment in the event of a stock split, reverse stock split or similar event.

On March 5, 2024, the conversion feature of the convertible promissory note no longer met the scope exception in ASC 815-10-15-70(a) as the investors' Rule 144(d) holding period for the Company has ended and separately accounted for at fair value as a derivative liability that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. As of March 5, 2024 and March 31, 2024, the fair value of the conversion feature was $2,000.

The fair value of conversion feature liability is determined using a convertible bond lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock over successive period of time. The following table presents the assumptions used to value the conversion features:

Smart Start Convertible Note	March 31, 2024	March 5, 2024
Stock price	$0.11	$0.10
Conversion price	$0.29	$0.29
Selected yield	28.20%	25.75%
Expected volatility	50%	50%
Time until maturity (in years)	0.43	0.50
Dividend yield	—	—
Risk-free rate	5.40%	5.35%

In October 2023, Emmaus Medical entered into Purchase and Sale of Future Receivables Agreement with a third party pursuant to which it sold and assigned $1,377,500 of future receipt (the "Purchased Amount") in exchange for net cash proceeds of $875,000. Under the agreement, the Company agreed to pay the third party approximately $81,000 weekly until the Purchase Amount has collected. In February 2024, the Company repaid the balance under the Purchase and Sale of Future Receivables Agreement.

In November 2023, Emmaus Medical entered into Agreement for the Purchase and Sale of Future Receipts with a third party pursuant to which it sold and assigned $762,200 of future receipts (the "Purchase Amount") in exchange for net cash proceeds of $468,650. Under the agreement, the Company agreed to pay the third party approximately $49,000 weekly until the Purchase Amount has been collected. In March 2024, the Company repaid the balance under the Agreement for the Purchase and Sale of Future Receipts Agreement.

In December 2023, Wei Peu Zen, a director of the Company loaned the Company $700,000. The loan was due in two months and bears interest at the rate of 5% per month. In February 2024, the Company repaid $350,000 in principal plus accrued interest on the loan.

Beginning in February 2024 two related holders of demand promissory notes of the Company in the aggregate principal amount of approximately $2.8 million demanded repayment of the notes plus accrued interest. The Company has acknowledged its indebtedness to the holders and intends to seek to enter into a plan to repay the notes in installments. To date, the parties have not reached an agreement with respect to repayment of the notes.

In March 2024, Smart Start Investments Limited, of which Wei Peu Zen, a director of the Company, is a director and 9.96% shareholder, loaned the Company the principal amount of $1,400,000. The loan was due in two months and bears interest at the rate of 2.5% per month. As of May 2024, the loan became due on demand.

Except as otherwise indicated above, the net proceeds of the foregoing loans and other arrangements were used to augment the Company's working capital.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Warrants —In September 2022, in connection with the loans from Dr. Niihara and Mrs. Niihara, the Company granted Dr. Niihara a five-year warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.50 per share. Under ASC 480-10 and ASC 815, the warrant is classified as a liability. The fair value of the warrant liability was determined using Black-Scholes Merton model and the fair value of the warrant was $85,000 as of March 31, 2023. The change in fair value was recorded in the condensed consolidated statements of operations. For three months ended March 31, 2023, the change in fair value of warrant liability was ($14,000). The warrant expired by its terms in November 2023

Warrant issued for services - - On January 12, 2023, the Company granted Dr. Niihara a five-year warrant to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $4.50 in lieu of cash bonuses or salary increases. The fair value of the warrant was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based on the market value of the Company's common stock. The expected volatility was adjusted using the historical volatility of the Company's common stock and a comparative publicly traded securities. For the three month ended March 31, 2023, the Company recognized $1.2 million of shared-based compensation. Under ASC 480-10 and ASC 815, the warrants are classified as a liability. For the three month ended March 31, 2023, the Company recorded the change in fair value of approximately ($18,000) in the consolidated statements of operations. The warrant expired by its terms in November 2023.

On January 12, 2023, the Company granted two consultants to the Company five-year warrants to purchase up to 250,000 shares of common stock each at the exercise price of $0.50 a share. On January 27, 2023, the Company also granted a consulting company a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.47 a share. The warrants are subject to adjustment in the event of a stock split, reverse stock split and similar events. The fair value of the warrants was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based upon the market value of the common stock. The expected volatility was adjusted using the historical volatility of the common stock and the market price of comparable public traded securities. The estimated fair value of $334,000 was recorded as professional services in general and administrative expenses in the consolidated statement of operations when the warrants were granted. Under ASC 480-10 and ASC 815, the warrants are classified as a liability. For the three months ended March 31, 2024 and 2023, the Company recorded the change in fair value of approximately ($8,000) and $94,000, respectively, in the consolidated statements of operations.

The following table presents the assumptions used to value the warrants:

	March 31, 2024	December 31, 2023	March 31, 2023	January 2023
Stock price	$0.11	$0.10	$0.30	$0.31 - $0.49
Exercise price	$0.47 - $0.50	$0.47 - $0.50	$0.47 - $4.50	$0.47 - $4.50
Expected term	3.78-3.82 years	4.03-4.24 years	4.78-4.83 years	5 years
Risk-free rate	4.32%-4.33%	3.90%-3.92%	3.62%	3.53%-3.66%
Dividend yield	—	—	—	—
Volatility	142.88% - 143.59%	129.40%-130.23%	122.09% - 122.53%	116.40% - 119.14%

A summary of outstanding warrants as of March 31, 2024 and December 31, 2023 is presented below:

	March 31, 2024		December 31, 2023
	Number of Warrants	Weighted‑ Average Exercise Price	Number of Warrants	Weighted‑ Average Exercise Price
Warrants outstanding, beginning of period	4,732,391	$0.95	6,610,520	$2.22
Granted	—	—	8,500,000	4.03
Exercised	—	—	—	—
Cancelled, forfeited or expired	—	—	(10,378,129)	4.23
Warrants outstanding, end of period	4,732,391	$0.95	4,732,391	$0.95
Warrants exercisable end of period	4,732,391	$0.95	4,732,391	$0.95

As of March 31, 2024, the weighted-average remaining contractual life of outstanding warrants was 1.9 years.

Stock options— The Company's former 2011 Stock Incentive Plan permitted grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. Options granted under the 2011 Stock Incentive Plan generally expire ten years after grant. Options granted to directors vest in quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to continuous service with the Company. The 2011 Stock Incentive Plan expired in May 2021 and no further awards may be made under the Plan. As of March 31, 2024 and December 31, 2023, stock options to purchase up to 1,476,443, and 1,728,773 shares, respectively were outstanding under the 2011 Stock Incentive Plan.

The Company also formerly had an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company could grant incentive stock options and non-qualified stock option to selected employees including officers, non-employee consultants and non-employee directors. The Plan was terminated in September 2021. As of March 31, 2024 and December 31, 2023, stock options to purchase up to 245,108 shares were outstanding under the Amended and Restated 2012 Omnibus Incentive Plan.

On September 29, 2021, the Board of Directors of the Company adopted the Emmaus Life Sciences, Inc. 2021 Stock Incentive Plan upon the recommendation of the Compensation Committee of the Board. The 2021 Stock Incentive Plan was approved by stockholders on November 23, 2021. No more than 4,000,000 shares of common stock may be issued pursuant to awards under the 2021 Stock Incentive Plan. The number of shares available for Awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the 2021 Stock Incentive Plan for stock splits, stock dividends, reverse stock splits, recapitalizations and other similar events. During the three months ended March 31, 2024, the Company granted options to purchase 1,620,000 shares, 300,000 shares and 440,000 shares of common stock to employees, non-employee directors and consultants, respectively. All options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares over three years for employees, one year for non-employee directors and immediately for the consultant. As of March 31, 2024 and December 31, 2023, stock options to purchase up to 3,610,000 and 1,250,000 shares, respectively, were outstanding under the 2021 Stock Incentive Plan.

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

	January 2024	January 2023
Stock Price	$0.11	$0.31
Exercise Price	$0.15	$4.50
Expected term	5-5.75 years	5-6 years
Risk-Free Rate	3.80-3.81%	3.51-3.53%
Dividend Yield	—	—
Volatility	127.39-136.00%	108.16-116.40%

A summary of outstanding stock options as of March 31, 2024 and December 31, 2023 is presented below:

	March 31, 2024		December 31, 2023
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	3,223,881	$5.97	4,660,787	$5.08
Granted or deemed granted	2,360,000	$0.15	1,250,000	$4.50
Exercised	—	$—	—	$—
Cancelled, forfeited and expired	(252,330)	$3.20	(2,686,906)	$3.74
Options outstanding, end of period	5,331,551	$3.52	3,223,881	$5.97
Options exercisable, end of period	4,350,051	$3.73	2,373,881	$6.50
Options available for future grant	360,000		2,750,000

During the three months ended March 31, 2024 and March 31, 2023, the Company recognized approximately $170,000 and $38,000, respectively of share-based compensation expense related to stock options. As of March 31, 2024, there was approximately $204,000 of unrecognized share-based compensation expense related to unvested stock options which is expected to be recognized over the weighted-average remaining vesting period of 1.5 year.

Amended and Restated Warrants – The Company evaluated its outstanding amended and restated warrants to purchase up to 2,375,000 shares of common stock under ASC 815-40 and concluded that the warrants should be accounted for as equity.

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

For the three months ended March 31, 2024 and 2023, the Company recorded a state income tax benefit of $7,000 and provision of $49,000, respectively. The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The Company established a full valuation allowance against its federal and state deferred tax assets and there was no unrecognized tax benefit as of March 31, 2024 or March 31, 2023.

NOTE 10 — LEASES

Operating leases — The Company leases its office space under operating leases with unrelated entities.

The Company leases 21,293 square feet of office space for its headquarters in Torrance, California, at a base rental of $87,514 per month, which lease will expire on September 30, 2026. In addition, the Company leases 1,163 square feet of office space in Dubai, United Arab Emirates, which lease will expire on June 19, 2026.

The lease expense during the three months ended March 31, 2024 and 2023 was approximately $301,000 and $303,000, respectively.

Future minimum lease payments under the lease agreements were as follows as of March 31, 2024 (in thousands):

Amount
2024 (nine months)	$828
2025	1,132
2026	846
Total lease payments	2,806
Less: Interest	376
Present value of lease liabilities	$2,430

As of March 31, 2024, the Company had an operating lease right-of-use asset of $2.1 million and lease liability of $2.4 million reflected on the condensed consolidated balance sheet. The weighted average remaining term of the Company’s leases as of March 31, 2024 was 2.5 years and the weighted-average discount rate was 12.9%.

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

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to loans from related parties outstanding at any time during the three months ended March 31, 2024 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at March 31, 2024	Highest Principal Outstanding	Amount of Principal Repaid or Converted to Shares	Amount of Interest Paid
Promissory note payable to related parties:
	Willis Lee(2)	12%	10/29/2020	Due on Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	Due on Demand	150	150	—	—
	Wei Peu Derek Zen(2)	10%	3/31/2022	Due on Demand	200	200	—	—
	Willis Lee(2)	10%	4/14/2022	Due on Demand	45	45	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	Due on Demand	40	40	—	—
	Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	12
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	6
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	42
	Hope International Hospice, Inc.(1)	10%	8/17/2022	Due on Demand	50	50	—	—
	Hope International Hospice, Inc.(1)	10%	10/20/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	Due on Demand	100	100	—	—
	Yutaka and Soomi Niihara(1)	10%	3/21/2023	Due on Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 months	350	700	350	70
				Subtotal	$5,093	$5,443	$350	$130
				Total	$5,093	$5,443	$350	$130

The following table sets forth information relating to loans from related parties outstanding at any time during the year ended December 31, 2023:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2023	Highest Principal Outstanding	Amount of Principal Repaid or Converted to Shares	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Willis C. Lee(2)	12%	10/29/2020	Due on Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	12%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	10%	3/30/2022	Due on Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	Due on Demand	200	200	—	—
	Willis C. Lee(2)	10%	4/14/2022	Due on Demand	45	45	—	—
	Hope International Hospice, Inc.(1)	12%	5/25/2022	Due on Demand	40	40	—	—
	Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	48
	Hope International Hospice, Inc.(1)	10%	8/15/2022	Due on Demand	—	50	50	2
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	25
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	167
	Hope International Hospice, Inc.(1)	12%	8/17/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/17/2022	Due on Demand	—	60	60	6
	Seah Lim(2)	10%	9/16/2022	3 years	—	1,200	1,200	90
	Hope International Hospice, Inc.(1)	10%	10/20/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	Due on Demand	100	100	—	—
	Yutaka and Soomi Niihara(1)	10%	3/21/2023	Due on Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 months	700	700	—	—
				Subtotal	$5,443	$6,753	$1,310	$338
Convertible note payable to related parties:
	Wei Peu Zen(2)	10%	1/18/2023	1 - 2 years	—	1,000	1,000	91
				Subtotal	$—	$1,000	$1,000	$91
				Total	$5,443	$7,753	$2,310	$429

(1)
Dr. Niihara, a former Director and former Chairman and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc.
(2)
Officer or director.

See Note 7 for more information on recent developments with respect to certain related-party loans.

See Notes 5, 6 and 11 for a discussion of the Company’s agreements with Telcon, which holds 4,147,491 shares of common stock of the Company, or approximately 6.7% of the common stock outstanding as of March 31, 2024. As of March 31, 2024, the Company held a Telcon convertible bond in the principal amount of KRW 23.6 billion, or approximately $17.5 million as discussed in Note 5.

NOTE 13 — SUBSEQUENT EVENTS

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

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on July 3, 2024 (the “Annual Report”).

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

Company Overview

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. Our only product, Endari® (prescription-grade L-glutamine oral powder) is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”), in adult and pediatric patients five years of age and older. In April 2022, Endari® was approved by the Ministry of Health and Prevention in the United Arab Emirates, or U.A.E, in adults and pediatric patients five years of age and older. In November and December of 2022, we received marketing authorizations for Endari® in Qatar and Kuwait, respectively. In July 2023, we received marketing approval for Endari® in Oman. Applications for marketing authorization in other Gulf Cooperation Council, or GCC, countries are pending. While the applications are pending, the FDA approval of Endari® can be referenced to allow access to Endari® on a named-patient basis.

Until August 2024, Endari® was marketed and sold in the U.S. by our internal commercial sales team. In August 2024, we reduced our reliance on our internal sales team, which we do not expect to adversely affect our Endari® sales. Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. We have agreements in place with the nation’s leading distributors as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide.

As of March 31, 2024, our accumulated deficit was $260.5 million and we had cash and cash equivalents of $1.7 million. Until we can generate sufficient net revenues from Endari® sales, our future cash requirements are expected to be financed through loans from related parties, third-party loans, public or private equity or debt financings or possible corporate collaboration and licensing arrangements. We are unable to predict if or when we will become profitable.

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

General and Administrative Expense

General and administrative expenses consist principally of salaries and related employee costs, including share-based compensation for our directors, executive officers, and employees. Other general and administrative expenses include facility costs, and professional fees and expenses for audit, legal, consulting, and tax services.

Selling Expenses

Selling expenses consist principally of salaries and related costs for personnel involved in the promotion, sales, and marketing of Endari®. Other selling expenses include advertising, third party consulting costs, the cost of in-house sales personnel and travel-related costs. We expect selling expenses to decrease due to reduction in sales force as exclusivity of Endari® in the U.S. expires in July 2024.

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

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or net realizable value. Substantially all raw materials purchased during each of the three months ended March 31, 2024 and 2023 were supplied by one supplier.

Results of Operations:

Three months ended March 31, 2024 and 2023

Net Revenues. Net revenues decreased by $4.2 million, or 63%, to $2.5 million for the three months ended March 31, 2024, compared to $6.8 million for the three months ended March 31, 2023 due to a shortage of finished goods inventory attributable to previously reported delays by our sole packager in producing additional finished goods originally scheduled for December 2023. The shortage extended into the second quarter as well, and had a severe, adverse effect on our sales for the second quarter as compared to the same period in 2023. The packaging delays were resolved and in June 2024 we began fulfilling our order backlog of approximately $4.6 million as of May 24, 2024. In mid-July, however, we experienced a second, one-month interruption in supply due to the imposition and implementation of new FDA inventory tracking requirements, which interruption is expected to have a material, adverse effect on our sales for the third quarter as compared to the same period in 2023. Absent further unexpected supply interruptions, and depending on the effect on sales of the launch of the competing generic L-Glutamine Oral Powder discussed below, we expect that sales in the fourth quarter will rebound to levels experienced prior to the shortage, but sales for the full year are not expected to meet or exceed sales for the full year 2023. In the meantime, we are seeking additional sources of packaging in the U.S. and in the MENA regions to avoid similar problems in the future.

On July 15, 2024, ANI Pharmaceuticals, Inc., or ANI. announced the launch of its L-Glutamine Oral Powder, a generic version of Endari®, following final approval of its Abbreviated New Drug Application from the U.S. Food and Drug Administration. It is too early to predict the effect of the introduction of ANI’s generic product or other generic versions of L-Glutamine oral powder on Endari® sales, but it may adversely affect the reimbursement rates that Medicare, Medicaid and third-party payors are willing to pay for Endari® and on sales volume of Endari®, which could have a material, adverse effect on our future net revenues.

Cost of Goods Sold. Cost of goods sold decreased by $0.2 million, or 40%, to $0.3 million for the three months ended March 31, 2024, compared to $0.4 million for the three months ended March 31, 2023. The decrease was primarily due to the decrease in sales discussed above.

Research and Development Expenses. Research and development expenses decreased by 0.1 million, or 37%, to $0.2 million for the three months ended March 31, 2024, compared to $0.3 million for the three months ended March 31, 2023. The decrease was primarily due to a decrease in contract research organization expenses.

Selling Expenses. Selling expenses decreased by $0.4 million, or 16%, to $1.9 million for the three months ended March 31, 2024, compared to $2.3 million for the three months ended March 31, 2023. The decrease was primarily due to a decrease in payroll expenses.

General and Administrative Expenses. General and administrative expenses decreased by $2.0 million, or 41%, to $2.9 million for the three months ended March 31, 2024, compared to $4.9 million for the three months ended March 31, 2023. The decrease was primarily due to decreases of $1.1 million in share-based compensation, $0.3 million in transaction cost, $0.2 million in public relations and $0.1 million in professional services.

Other Income (Expense). Total other expense decreased by $0.6 million, or 28%, to $1.6 million for the three months ended March 31, 2024, compared to $2.2 million for the three months ended March 31, 2023. The decrease was primarily due to increases of a $1.0 million in gain on debt extinguishment and a $0.6 million in foreign exchange gain partially offset by increases of $1.0 million in change in fair value of embedded conversion option of convertible promissory notes.

Net Loss. Net loss were $4.3 million and $3.5 million for three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Based on our losses to date, current liabilities and anticipated future net revenues and operating expenses and debt repayment obligations cash and cash equivalents balance of $1.8 million as of March 31, 2024, we do not have sufficient operating capital for our business without raising additional capital. We realized a net loss of $4.3 million for the three months ended March 31, 2024 and anticipate that we will continue to incur net losses for the foreseeable future and until we can generate increased net revenues from Endari® sales. There is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations.

Our subsidiary, Emmaus Medical, Inc., or Emmaus Medical, is party to a purchase and sale agreement with Prestige Capital Finance, LLC, or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 65-80% of the face amount of the accounts receivable, subject to a $7,500,000 cap on advances at any time. The balance of the face amount of the accounts receivable will be reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable.

Liquidity represents our ability to pay our liabilities when they become due, fund our business operations, and meet our contractual obligations and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period, net revenues, proceeds from our accounts receivable factoring arrangement with Prestige Capital and similar sales of future receipts to other parties, proceeds from related-party loans and other financing activities. Our short-term and long-term cash requirements consist primarily of working capital requirements, general corporate needs, our contractual obligations and debt service under our convertible notes payable and notes payable.

As of March 31, 2024, we had outstanding $16.6 million principal amount of convertible promissory notes and $12.8 million principal amount of other notes payable. Our minimum lease payment obligations were $2.4 million, of which $1.1 million was payable within 12 months.

Our API supply agreement with Telcon provides for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, Telcon may be entitled to payment of the shortfall or to offset the shortfall against the Telcon convertible bond and proceeds thereof that are pledged as collateral to secure our obligations. In April 2024, Telcon offset KRW3.5 billion, or approximately $2.5 million, against the principal amount of the Telcon convertible bond and we released KRW893 million, or approximately $640,000, in cash proceeds to Telcon in satisfaction the target shortfall for the year ended 2023.

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date that our condensed consolidated financial statements are issued, as referred to in the “Risk Factors” section of this Quarterly Report and Note 2 of the Notes to Condensed Consolidated Financial Statements included herein.

Cash flows for the three months ended March 31, 2024 and March 31, 2023

Net cash provided by (used in) operating activities

Net cash provided by operating activities increased by $1.4 million, or 111%, to $0.1 million for the three months ended March 31, 2024 from $1.3 million net cash used in operating activities for the three months ended March 31, 2023. This increase was primarily due to a $4.4 million of cash collection from account receivables, partially offset by a $1.6 million increase in loss from operations.

Net cash used in investing activities

Net cash used in investing activities decreased by $1.1 million, or 100%, to $4,000 for the three months ended March 31, 2024 from $1.1 million for the three months ended March 31, 2023. The decrease was primarily due to the cessation of loan funding to EJ Holdings.

Net cash provided by (used in) from financing activities

Net cash used in from financing activities increased by $3.1 million, or 145%, to $1.0 million for the three months ended March 31, 2024 from a $2.1 million net cash provided by financing activities for the three months ended March 31, 2023. This increase was the result of additional $1.8 million repayment of notes payable and a $1.3 million reduction of proceeds received from issuance of promissory notes and convertible notes.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
using a GAAP Disclosure and SEC Reporting Checklists;
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

During 2023, the Company paid $650,000 in exchange for the promise of a standby letter of credit from foreign sources which was determined to have been fraudulent. In connection with this matter, we identified an additional material weakness related to insufficient board of directors' oversight and a lack of internal governance processes and procedures surrounding the evaluation of and background checks of advisors in foreign jurisdictions where we have less familiarity with laws and business practices.

To address the material weakness, our board of director appointed a Steering Committee of our Co-Presidents at the time and independent directors following the termination of employment of our former Chief Executive Officer and we engaged outside counsel to advise management on additional steps which should be taken to properly vet the Company’s advisors and others with which it seeks to do business in the future.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The following should be read in conjunction with the “Risk Factors” section of the Annual Report.

The market exclusivity for Endari® for SCD in the U.S. expired on July 7, 2024 and Endari® has no intellectual property protection of Endari® in the U.S. or orphan drug or other market exclusivity in the MENA region, which lack of exclusivity may result in the introduction of generic versions of PGLG in the U.S. and MENA regions and adversely affect our Endari® sales and results of operations in future periods. On July 15, 2024, for example, ANI Pharmaceuticals, Inc., or ANI. announced the launch of its L-Glutamine Oral Powder, a generic version of Endari®, following final approval of its Abbreviated New Drug Application from the U.S. Food and Drug Administration. It is too early to predict the effect of the introduction of ANI’s generic product or other generic versions of L-Glutamine oral powder on Endari® sales, but it may have a material, adverse effect on our future net revenues. It is also possible that ANI or other generic maker will seek to introduce generic versions of Endari® in the MENA region.

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

The market for Endari® also depends on access to third-party payors’ drug formularies, which are lists of medications for which third-party payors provide coverage and reimbursement. The competition in the industry to be included in such formularies may lead to downward pricing pressures on us. Also, third-party payors may refuse to include Endari® in their formularies or otherwise restrict patient access to Endari® if a less costly generic equivalent or other alternative treatment is available. In this regard, Medicare and Medicaid reimbursement rate for branded products such as Endari are subject to decrease to the cost of comparable generic versions of the products such as ANI’s L-Glutamine Oral Powder or other generic versions of Endari®. In light of the recent launch of ANI’s L-Glutamine Oral Powder, we expect to reduce the wholesale acquisition cost of Endari to address these reimbursement requirements.

Sales of Endari® in the MENA region are subject to lengthy reimbursement terms compared to U.S. sales, and management expects that our accounts receivable aging will be adversely affected by such terms as sales in the MENA region increase compared to our U.S. sales.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
4.1	Form of Convertible Promissory Note Due February 24, 2025	8-K	001-35527	4.1	February 26, 2024
10.1	Exchange Agreement dated as of February 21, 2024	8-K	001-35527	10.1	February 26, 2024
10.2	Form of Joinder Agreement and Amendment to Transfer Restriction and Voting Agreement	8-K	001-35527	10.2	February 26, 2024
10.3	Transfer Restriction and Voting Agreement entered into as of February 8, 2021 among Emmaus Life Sciences and the parties signatory thereto	8-K	001-35527	10.2	February 16, 2021
10.4	Promissory Note dated March 15, 2024					*
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

Emmaus Life Sciences, Inc.

Dated: September 10, 2024	By:	/s/ Willis C. Lee
	Name:	Willis C. Lee
	Its:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yasushi Nagasaki
	Name:	Yasushi Nagasaki
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)