Form 10-Q
period 2024-06-30
Emmaus Life Sciences, Inc.
filed 2024-09-10
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

The registrant had 63,865,571 shares of common stock, par value $0.001 per share, outstanding as of August 15, 2024.

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended June 30, 2024

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,525	$2,547
Accounts receivable, net	4,598	5,524
Inventories, net	1,628	1,711
Prepaid expenses and other current assets	1,261	1,727
Total current assets	9,012	11,509
Property and equipment, net	54	59
Right of use assets	1,903	2,337
Investment in convertible bond	14,662	20,978
Other assets	308	296
Total assets	$25,939	$35,179
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,920	$17,725
Operating lease liabilities, current portion	903	865
Conversion feature derivative, notes payable	2,800	451
Other current liabilities	14,353	14,681
Warrant derivative liabilities	69	65
Notes payable, current portion, net of discount	7,879	8,215
Notes payable to related parties	2,772	3,122
Convertible notes payable, net of discount	16,329	16,383
Total current liabilities	64,025	61,507
Operating lease liabilities, less current portion	1,322	1,839
Other long-term liabilities	15,370	17,363
Notes payable to related parties, net of discount	2,236	2,226
Total liabilities	82,953	82,935
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 63,865,571 and 61,845,963 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	64	62
Additional paid-in capital	225,839	225,333
Net loan receivable from EJ Holdings	(16,869)	(16,869)
Accumulated other comprehensive loss	(3,394)	(160)
Accumulated deficit	(262,654)	(256,122)
Total stockholders’ deficit	(57,014)	(47,756)
Total liabilities & stockholders’ deficit	$25,939	$35,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES, NET	$5,377	$10,759	$7,883	$17,512
COST OF GOODS SOLD	241	508	498	937
GROSS PROFIT	5,136	10,251	7,385	16,575
OPERATING EXPENSES
Research and development	191	320	374	609
Selling	1,631	2,531	3,568	4,848
General and administrative	2,732	4,074	5,601	8,957
Total operating expenses	4,554	6,925	9,543	14,414
INCOME (LOSS) FROM OPERATIONS	582	3,326	(2,158)	2,161
OTHER INCOME (EXPENSE)
Change in fair value of warrant derivative liabilities	5	383	(3)	445
Change in fair value of conversion feature derivative, notes payable	(1,440)	(1,058)	(2,347)	(969)
Realized loss on investment in convertible bond	(544)	(297)	(544)	(297)
Net loss on equity method investment	—	(439)	—	(966)
Gain on restructured debt	—	—	1,032	—
Foreign exchange gain (loss)	75	(1,887)	106	(2,406)
Interest and other income	135	173	282	333
Interest expense	(966)	(1,793)	(2,876)	(3,295)
Total other expense	(2,735)	(4,918)	(4,350)	(7,155)
LOSS BEFORE INCOME TAXES	(2,153)	(1,592)	(6,508)	(4,994)
Income tax provision (benefit)	31	(34)	24	15
NET LOSS	(2,184)	(1,558)	(6,532)	(5,009)

COMPONENTS OF OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on debt securities available for sale (net of tax)	(1,733)	1,909	(3,461)	1,365
Reclassification adjustment for loss included in net loss	197	403	197	403
Foreign currency translation adjustment	12	551	30	737
Other comprehensive income (loss)	(1,524)	2,863	(3,234)	2,505
COMPREHENSIVE INCOME (LOSS)	$(3,708)	$1,305	$(9,766)	$(2,504)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.03)	$(0.03)	$(0.10)	$(0.10)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	63,355,121	52,865,353	62,600,542	51,793,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common stock		Additional paid-in	Loan receivable from	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	EJ Holdings	loss	deficit	deficit
Balance, January 1, 2024	61,845,963	$62	$225,333	$(16,869)	$(160)	$(256,122)	$(47,756)
Share-based compensation	—	—	170	—	—	—	170
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	—	(1,728)	—	(1,728)
Foreign currency translation effect	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	(4,348)	(4,348)
Balance, March 31, 2024	61,845,963	62	225,503	(16,869)	(1,870)	(260,470)	(53,644)
Convertible notes converted to shares	2,019,608	2	307	—	—	—	309
Share-based compensation	—	—	29	—	—	—	29
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	—	(1,733)	—	(1,733)
Reclassification adjustment for loss included in net loss	—	—	—	—	197	—	197
Foreign currency translation effect	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	(2,184)	(2,184)
Balance, June 30, 2024	63,865,571	$64	$225,839	$(16,869)	$(3,394)	$(262,654)	$(57,014)

	Common stock		Additional paid-in	Loan receivable from	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	EJ Holdings	loss	deficit	deficit
Balance January 1, 2023	49,583,501	$50	$220,815	$—	$(2,619)	$(252,337)	$(34,091)
Fair value of warrants including down-round protection adjustments	—	—	41	—	—	(41)	—
Convertible note converted to shares	1,351,351	1	499	—	—	—	500
Share-based compensation	—	—	38	—	—	—	38
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	—	(544)	—	(544)
Foreign currency translation effect		—	—	—	186	—	186
Net loss	—	—	—	—	—	(3,451)	(3,451)
Balance, March 31, 2023	50,934,852	51	221,393	—	(2,977)	(255,829)	(37,362)
Convertible notes converted to shares	2,702,702	3	997	—	—	—	1,000
Share-based compensation	—	—	25	—	—	—	25
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	—	1,909	—	1,909
Reclassification adjustment for loss included in net loss	—	—	—	—	403	—	403
Foreign currency translation effect	—	—	—	—	551	—	551
Net loss	—	—	—	—	—	(1,558)	(1,558)
Balance, June 30, 2023	53,637,554	$54	$222,415	$—	$(114)	$(257,387)	$(35,032)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,532)	$(5,009)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	12	18
Inventory reserve	15	16
Amortization of discount of notes payable and convertible notes payable	563	1,266
Foreign exchange adjustments	(194)	2,382
Realized loss on investment in convertible bond	544	297
Net loss on equity method investment	—	966
Gain on restructured debt	(1,032)	—
Share-based compensation	199	1,215
Fair value of warrants issued for services	—	334
Change in fair value of warrant derivative liabilities	3	(445)
Change in fair value of conversion feature derivative, notes payable	2,347	969
Changes in fair value option instrument	—	(7)
Net changes in operating assets and liabilities
Accounts receivable	921	(5,204)
Inventories	47	543
Prepaid expenses and other current assets	471	331
Other non-current assets	412	282
Accounts payable and accrued expenses	2,229	2,201
Other current liabilities	(2,681)	(316)
Other long-term liabilities	(101)	(2,436)
Net cash flows used in operating activities	(2,777)	(2,597)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of convertible bond	2,508	2,232
Purchase of property and equipment	(7)	(11)
Loan to equity method investee	—	(2,248)
Net cash flows provided by (used in) investing activities	2,501	(27)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	2,401	2,453
Proceeds from notes payable issued, related parties	—	227
Proceeds from convertible notes payable issued, related party	—	1,000
Payments of notes payable	(2,571)	(1,642)
Payments of notes payable, related party	(350)	(50)
Payments of convertible notes	(200)	—
Net cash flows provided by (used in) financing activities	(720)	1,988
Effect of exchange rate changes on cash	(26)	(24)
Net decrease in cash and cash equivalents	(1,022)	(660)
Cash and cash equivalents, beginning of period	2,547	2,021
Cash and cash equivalents, end of period	$1,525	$1,361

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$1,234	$1,018
Income taxes paid (refunded)	$29	$(68)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Renewal of notes payable including interest capitalized	$—	$618
Conversion of convertible note payable and accrued interest to common stock	$309	$1,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc., (“Emmaus”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. The condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on July 3, 2024. The accompanying condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated balance sheet at December 31, 2023 contained in the Annual Report. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any future interim period.

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

Going concern— The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $6.5 million for six months ended June 30, 2024 and had a working capital deficit of $55.0 million as of June 30, 2024. Management expects that the Company’s current liabilities, operating losses and expected capital needs, including debt service on its existing indebtedness and the expected costs relating to the commercialization of Endari® in the MENA region and elsewhere, will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the Company’s current liabilities and future obligations, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, third-party loans, equity or debt financings or licensing or other strategic agreements. Except as described below under "Factoring accounts receivable," the Company has no understanding or arrangement for any additional financing, and there can be no assurance that the Company will be able to restructure or refinancing its existing indebtedness or obtain additional related-party or third-party loans or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. Due to the uncertainty of the Company’s ability to meet its current liabilities and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management has considered all recent accounting pronouncements and determined that they will not have a material effect on the Company’s condensed consolidated financial statements.

Factoring accounts receivable — Emmaus Medical, Inc., or Emmaus Medical, the Company's indirect wholly owned subsidiary, has entered into a purchase and sales agreement with Prestige Capital Finance, LLC or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 65% to 80% of the face amount of the eligible accounts receivable, subject to a $7.5 million cap on advances at any time. The balance of the face amount of the accounts receivable is reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable. Emmaus Medical’s obligations to Prestige Capital under the purchase and sale agreement are secured by a security interest in the accounts receivable and all or substantially all other assets of Emmaus Medical. In connection with the purchase and sale agreement, Emmaus has guaranteed Emmaus Medical’s obligations under the purchase and sale agreement. Accounts receivable included approximately $276,000 and $1,514,000 of factored accounts receivable and other current liabilities included approximately $9,000 and $24,000 of liabilities from factoring at June 30, 2024 and December 31, 2023, respectively. For the three months ended June 30, 2024 and 2023, the Company incurred approximately $54,000 and $231,000, respectively, and for the six months ended June 30, 2024 and 2023, the Company incurred approximately $141,000 and $340,000, respectively, of factoring fees.

Net loss per share — In accordance with Accounting Standard Codification (“ASC”) 260, “Earnings per Share,” the basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted net loss per share is computed in a similar manner, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2024 and June 30, 2023, the Company had outstanding potentially dilutive securities exercisable for or convertible into 112,986,381 shares and 69,300,024 shares, respectively, of common stock. No potentially dilutive securities were included in the calculation of diluted net loss per share, since the effect would have been anti-dilutive for each of the three and six months ended June 30, 2024 and June 30, 2023.

NOTE 3 — REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Endari®	$5,351	$10,477	$7,695	$16,992
Other	26	282	$188	520
Revenues, net	$5,377	$10,759	$7,883	$17,512

The following table summarizes the revenue allowance and accrual activities for the six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2023	$1,212	$5,658	$863	$7,733
Provision related to sales in the current year	730	1,759	82	2,571
Adjustments related to prior period sales	(79)	34	—	(45)
Credits and payments made	(746)	(765)	(884)	(2,395)
Balance as of June 30, 2024	$1,117	$6,686	$61	$7,864

Balance as of December 31, 2022	$1,358	$3,718	$415	$5,491
Provision related to sales in the current year	1,213	2,095	262	3,570
Adjustments related to prior period sales	(213)	136	—	(77)
Credits and payments made	(1,463)	(1,536)	(360)	(3,359)
Balance as of June 30, 2023	$895	$4,413	$317	$5,625

The following table summarizes revenues attributable to each of our customers that accounted for 10% or more of our net revenues in any of the periods shown:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Customer A	38%	15%	40%	17%
Customer B	26%	15%	30%	15%
Customer C	21%	11%	15%	13%
Customer D	0%	21%	0%	16%

On June 15, 2017, the Company entered into a distributor agreement with Telcon RF Pharmaceutical, Inc., or Telcon, pursuant to which it granted Telcon exclusive rights to the Company’s prescription grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from the Company specified minimum quantities of the PGLG. Telcon had the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the Company is obliged to repay Telcon the $10 million upfront fee. In January, 2023, Telcon terminated the distributor agreement, and the upfront fee of $10 million is included as unearned revenue in other current liabilities as of June 30, 2024 and December 31, 2023. See Notes 5, 6 and 11 and for additional details of the Company's agreements with Telcon.

NOTE 4 — SELECTED FINANCIAL STATEMENT — ASSETS

Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials and components	$1,266	$1,329
Work-in-process	285	186
Finished goods	5,059	5,163
Inventory reserve	(4,982)	(4,967)
Total inventories, net	$1,628	$1,711

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid insurance	$328	$595
Prepaid expenses	279	536
Other current assets	654	596
Total prepaid expenses and other current assets	$1,261	$1,727

Property and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Equipment	$386	$383
Leasehold improvements	39	39
Furniture and fixtures	99	99
Total property and equipment	524	521
Less: accumulated depreciation	(470)	(462)
Total property and equipment, net	$54	$59

For the three months ended June 30, 2024 and 2023, depreciation expense was approximately $6,000 and $9,000, respectively. For the six months ended June 30, 2024 and 2023, the depreciation expense was approximately $12,000 and $18,000, respectively.

NOTE 5 — INVESTMENTS

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% per year, payable quarterly. Beginning October 16, 2021, the Company became entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately $8.00 per share. The initial conversion price is subject to downward adjustment monthly based on the volume-weighted average market price of Telcon shares as reported on Korean Securities Dealers Automated Quotations Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares and to customary antidilution adjustments upon a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. As of June 30, 2024 and December 31, 2023, the principal amount of the convertible note was KRW20.1 billion and KRW 23.6 billion, or approximately $14.7 million and $18.2 million, respectively. The conversion price as of June 30, 2024 is set forth in the “Investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right described above or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Notes 6 and 11.

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

In April 2024, Telcon offset KRW3.5 billion, or approximately $2.5 million, against the principal amount of the Telcon convertible bond and we released KRW893 million, or approximately $640,000, in cash proceeds to Telcon in satisfaction the target shortfall for the year ended 2023. As a result, the Company realized a net loss on investment in convertible bond of $347,000, which previously was classified as unrealized gain on debt securities available-for-sale in the other comprehensive loss.

The following table sets forth the fair value and changes in fair value of the investment in the Telcon convertible bond as of June 30, 2024 and December 31, 2023 (in thousands):

Investment in convertible bond	June 30, 2024	December 31, 2023
Balance, beginning of period	$20,978	$19,971
Sales of convertible bond	(2,508)	(2,232)
Net gain (loss) on investment on convertible bond	(347)	106
Change in fair value included in the statement of other comprehensive income	(3,461)	3,133
Balance, end of period	$14,662	$20,978

The fair value as of June 30, 2023 and December 31, 2023 was based upon following assumptions:

	June 30, 2024	December 31, 2023
Principal outstanding (South Korean won)	KRW 20.1 billion	KRW 23.6 billion
Stock price	KRW727	KRW 873
Expected life (in years)	6.29	6.79
Selected yield	14.50%	12.25%
Expected volatility (Telcon common stock)	65.60%	71.90%
Risk-free interest rate (South Korea government bond)	3.22%	3.16%
Expected dividend yield	—	—
Conversion price	KRW705(US$0.51)	KRW705(US$0.54)

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

On December 28, 2023, the Company sold and assigned its EJ Holdings shares at their cost of JPY3.6 million or US$25,304 to Niihara International, Inc., which was formed by Yutaka Niihara, M.D., Ph. D., the former Chairman and Chief Executive Officer of the Company and a principal stockholder of the Company. In connection with the sale and assignment, the Company derecognized its investment in EJ Holdings, including $1.5 million of currency translation adjustments recorded in other comprehensive loss. As of June 30, 2024 and December 31, 2023, the loan receivable from EJ Holdings was $25.8 million. The net loan receivable from EJ Holdings was $16.9 million as reflected in net loan receivable from EJ Holdings as contra-equity on the condensed consolidated balance sheets.

NOTE 6 — SELECTED FINANCIAL STATEMENT - LIABILITIES

Accounts payable and accrued expenses consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable:
Clinical and regulatory expenses	$749	$696
Professional fees	874	721
Selling expenses	2,253	1,498
Manufacturing costs	737	914
Non-employee director compensation	912	766
Other vendors	1,689	1,292
Total accounts payable	7,214	5,887
Accrued interest payable, related parties	705	542
Accrued interest payable	2,838	3,122
Accrued expenses:
Payroll expenses	1,141	1,270
Government rebates and other rebates	6,938	5,881
Due to customers	—	844
Other accrued expenses	84	179
Total accrued expenses	8,163	8,174
Total accounts payable and accrued expenses	$18,920	17,725

Other current liabilities consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Trade discount	$3,000	$3,000
Unearned revenue (a)	10,000	10,000
Other current liabilities	1,353	1,681
Total other current liabilities	$14,353	$14,681

(a) Refer to Note 3 for information regarding to the unearned revenue.

Other long-term liabilities consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Trade discount	$15,327	$17,324
Other long-term liabilities	43	39
Total other long-term liabilities	$15,370	$17,363

On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual target for bulk containers of PGLG. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain items of the API Supply Agreement (the “revised API Agreement”). The Company purchased $368,000 and $388,000 of PGLG from Telcon for six months ended June 30, 2024 and 2023, respectively, of which $511,000 and $962,000 were reflected in accounts payable as of June 30, 2024 and December 31, 2023, respectively. The revised API Agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement. See Note 5 for information regarding the settlement of the target shortfall.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at June 30, 2024 and December 31, 2023 (in thousands except for number of underlying shares):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding June 30, 2024	Unamortized Discount June 30, 2024	Carrying Amount June 30, 2024	Underlying Shares June 30, 2024
Notes payable
2013	10%	Due on demand	—		$621	$—	$621	—
2022	10%-12%	Due on demand	—		1,249	—	1,249	—
2023	11%-40%	Due on demand - 32 weeks	—		3,833	11	3,822	—
2024	30%	2 month	—		2,245	58	2,187	—
					$7,948	$69	$7,879	—
		Current			$7,948	$69	$7,879	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100	—
2021	12%	Due on demand	—		700	—	700	—
2022	10%-12%	Due on demand - 5 years	—		3,716	85	3,631	—
2023	10%-60%	Due on demand - 2 month	—		577	—	577
					$5,093	$85	$5,008	—
		Current			$2,772	$—	$2,772	—
		Non-current			$2,321	$85	$2,236	—
Convertible notes payable
2021	10%	Due on demand	$0.13	(b)	1,120		1,120	10,444,856
2023	12%	6 months	$10.00	(a)	3,150	—	3,150	357,745
2023	10%	1 year	$0.29		1,000	1	999	3,731,695
2024	10%	1 year	$0.13		11,060	—	11,060	88,778,279
					$16,330	$1	$16,329	103,312,575
		Current			$16,330	$1	$16,329	103,312,575
		Total			$29,371	$154	$29,217	103,312,575

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2023	Unamortized Discount December 31, 2023	Carrying Amount December 31, 2023	Underlying Shares December 31, 2023
Notes payable
2013	10%	Due on demand	—		$709	$—	$709	—
2022	10% - 12%	Due on demand	—		1,284	—	1,284	—
2023	10% - 57%	Due on demand - 56 months	—		6,337	115	$6,222	—
					$8,330	$115	$8,215	—
		Current			$8,330	$115	$8,215	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100	—
2021	12%	Due on demand	—		700	—	700	—
2022	6%-12%	Due on demand - 5 years	—		3,716	95	3,621	—
2023	10%-60%	Due on demand - 2 months	—		927	—	927
					$5,443	$95	$5,348	—
		Current			$3,122	$—	$3,122	—
		Non-current			$2,321	$95	$2,226	—
Convertible notes payable
2021	2%	3 years	$0.13		12,640	407	12,233	113,009,154
2023	13%	Due on demand	$10.00	(a)	3,150	—	3,150	337,326
2023	10%	1 year	$0.29		1,000	—	1,000	3,559,754
					$16,790	$407	$16,383	$116,906,234
		Current			$16,790	$407	$16,383	$116,906,234
		Total			$30,563	$617	$29,946	$116,906,234

(a)
This note is convertible into shares of EMI Holding, Inc., a wholly owned subsidiary of Emmaus Life Sciences, Inc.
(b)
The stated interest for the notes was 2%. As the loan is default as of March 31, 2024, the default interest rate is applicable.

The weighted-average stated annual interest rate of notes payable was 13% and 12% for the periods ended June 30, 2024 and December 31, 2023, respectively. The weighted-average effective annual interest rate of notes payable as of June 30, 2024 and December 31, 2023 was 14% and 23%, respectively, after giving effect to discounts relating to conversion features, warrants and deferred financing costs relating to the notes.

As of June 30, 2024, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending
2024 (six months)	$27,050
2025	—
2026	—
2027	2,321
Total	$29,371

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

Commencing one year from the original issue date, the convertible promissory notes became convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $1.48 per share, which equaled the “Average VWAP” (as defined) of the Company’s common stock on the effective date. The initial conversion price is subject to adjustment as of the end of each three-month period following the original issue date, commencing May 31, 2021, to equal the Average VWAP as of the end of such three-month period if such Average VWAP is less than the then-conversion price. There is no floor on the conversion price. The conversion price will be subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes. In January 2023, $500,000 principal amount of the convertible promissory notes was converted into 1,351,351 shares of the Company's common stock. In April 2023, $1 million principal amount of the convertible promissory note was converted into 2,702,702 shares of common stock. In February 2024, the Company repaid $200,000 principal amount and accrued interests to two of the note holders. In April 2024, $260,000 principal amount and its accrued interest was converted into 2,019,608 shares of the Company's stock. As of June 30, 2024, the conversion price was $0.09 per share.

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

In February and March 2024, Company entered into Exchange Agreements (the "Exchange Notes") with certain convertible notes holders pursuant to which it agreed to issue total of $11.1 million principal amount of convertible promissory notes of the company due one year from issuance of the Exchange Notes in exchange for the surrender for cancellation and satisfaction in full of a like principal amount of our outstanding convertible promissory notes due in 2024. The surrendered notes bore interest at the annual rate of 2%, payable semi-annually, and were convertible at the election of the holder into shares of the Company's common stock at the conversion rate of $0.13 per share. The Exchange Notes bear interest at the annual rate of 10% and are convertible into shares of the Company’s common stock at an initial conversion rate of $0.13 per share, subject to decrease, but not increase, at the end of each three-month period from issuance to equal the VWAP (as defined) of the Company’s common stock and to adjustment in the event of a stock split, reverse stock split and similar events. The principal amount of and accrued interest on the Exchange Notes will be payable in two equal semi-annual installments. No additional consideration was paid in connection with the exchange. The convertible promissory notes are general, unsecured obligations of the Company. Management evaluated if the transaction qualified as troubled debt restructuring under ASC 470-60. Since the Company was experiencing financial difficulty and the effective borrowing rate on the restructured debt is less than the effective borrowing rate on the original debt, this transaction was accounted for a troubled debt restructuring. As a result, the Company recorded gain on restructured debt of $1.0 million in the condensed consolidated statements of operations.

The conversion feature of the convertible promissory notes and the Exchange Notes is separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. The following table sets forth the fair value of the conversion feature liability as of June 30, 2024 and December 31, 2023 (in thousands):

Convertible promissory notes	June 30, 2024	December 31, 2023
Balance, beginning of period	$451	$3,248
Change in fair value included in the statement of operations	2,348	(2,797)
Balance, end of period	$2,799	$451

The fair value and any change in fair value of conversion feature liability are determined using a binominal lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair value as of June 30, 2024 and December 31, 2023 was based upon following assumptions:

Convertible promissory notes	June 30, 2024	December 31, 2023
Stock price	$0.10	$0.10
Conversion price	$0.09	$0.13
Selected yield	29.83%	27.23%
Expected volatility	50%	50%
Time until maturity (in years)	0.65	0.16
Dividend yield	—	—
Risk-free rate	5.26%	5.51%

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

In March 2023, Emmaus Medical entered into Revenue Based Financing Agreement with a third party pursuant to which it sold and assigned $700,212 of future receipt in exchange for net proceeds of $492,132. Under the agreement, the Company agreed to pay the third party approximately $22,000 weekly until the Future Receipts have been collected. In July 2023, Emmaus Medical reentered into a new Revenue Based Financing Agreement pursuant to which it sold and assigned $828,000 of future receipt in exchange for repayment of $222,000 indebtedness under the previous agreement and net cash proceeds of approximately $276,000. Under the new agreement, the Company agreed to pay the third party approximately $26,000 weekly until the Future Receipts have been collected. The Company recognized debt extinguishment loss of $87,000. In March 2024, the Company repaid the balance under the Revenue Based Financing Agreement.

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

On March 5, 2024, the conversion feature of the convertible promissory note no longer met the scope exception in ASC 815-10-15-70(a) as the investors' Rule 144(d) holding period for the Company has ended and separately accounted for at fair value as a derivative liability that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. As of June 30, 2024 and March 5, 2024, the fair value of the conversion feature was $1,000 and $2,000, respectively.

The fair value of conversion feature liability is determined using a convertible bond lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock over successive period of time. The following table presents the assumptions used to value the conversion features:

Smart Start Convertible Note	June 30, 2024	March 5, 2024
Stock price	$0.10	$0.10
Conversion price	$0.29	$0.29
Selected yield	30.78%	25.75%
Expected volatility	50%	50%
Time until maturity (in years)	0.18	0.50
Dividend yield	—	—
Risk-free rate	5.48%	5.35%

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

In November 2023, Emmaus Medical entered into Agreement for the Purchase and Sale of Future Receipts with a third party pursuant to which it sold and assigned $762,200 of future receipts (the "Purchase Amount") in exchange for net cash proceeds of $468,650. Under the agreement, the Company agreed to pay the third party approximately $49,000 weekly until the Purchase Amount has been collected. In March 2024, the Company repaid the balance under the Purchase and Sale of Future Receivables Agreement.

In December 2023, Wei Peu Zen, a director of the Company, loaned the Company $700,000. The loan was due in two months and bears interest at the rate of 5% per month. In February 2024, the Company repaid $350,000 in principal plus accrued interest on the loan.

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

In March 2024, Smart Start Investments Limited, of which Wei Peu Zen, a director of the Company is a director and 9.96% shareholder, loaned the Company the principal amount of $1,400,000. The loan was due in two months and bears interest at the rate of 2.5% per month. As of May 2024, the loan became due on demand.

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

NOTE 8 — STOCKHOLDERS’ DEFICIT

Warrants —In September 2022, in connection with the loans from Dr. Niihara and Mrs. Niihara, the Company granted Dr. Niihara a five-year warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.50 per share. Under ASC 480-10 and ASC 815, the warrant is classified as a liability. The fair value of the warrant liability was determined using Black-Scholes Merton model and the fair value of the warrant was $67,000 as of June 30, 2023. The change in fair value was recorded in the condensed consolidated statements of operations. For the three months and six months ended June 30, 2023, the changes in fair value of warrant liability was $18,000 and $4,000, respectively. The warrant expired by its terms in November 2023

Warrant issued for services - - On January 12, 2023, the Company granted Dr. Niihara a five-year warrant to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $4.50 in lieu of cash bonuses or salary increases. The fair value of the warrant was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based on the market value of the Company's common stock. The expected volatility was adjusted using the historical volatility of the Company's common stock and a comparative publicly traded securities. For the six months ended June 30, 2023, the Company recognized $1.2 million of shared-based compensation. Under ASC 480-10 and ASC 815, the warrants are classified as a liability. For the three and six months ended June 30, 2023, the Company recorded the changes in fair value of approximately $304,000 and $286,000, respectively in the condensed consolidated statements of operations. The warrant expired by its terms in November 2023.

On January 12, 2023, the Company granted two consultants to the Company five-year warrants to purchase up to 250,000 shares of common stock each at the exercise price of $0.50 a share. On January 27, 2023, the Company also granted a consulting company a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.47 a share. The warrants are subject to adjustment in the event of a stock split, reverse stock split and similar events. The fair value of the warrants was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based upon the market value of the common stock. The expected volatility was adjusted using the historical volatility of the common stock and the market price of comparable public traded securities. The estimated fair value of $334,000 was recorded as professional services in general and administrative expenses in the condensed consolidated statement of operations when the warrants were granted. Under ASC 480-10 and ASC 815, the warrants are classified as a liability. For the three months ended June 30, 2024 and 2023, the Company recorded the change in fair value of approximately $5,000 and $61,000, respectively, and for the six months ended June 30, 2024 and 2023, the Company recorded the change in fair value of approximately ($3,000) and $155,000, respectively, in the condensed consolidated statements of operations.

The following table presents the assumptions used to value the warrants:

	June 30, 2024	December 31, 2023	June 30, 2023
Stock price	$0.10	$0.10	$0.23
Exercise price	$0.47 - $0.50	$0.47 - $0.50	$0.47 - $4.50
Expected term	3.53-3.58 years	4.03-4.24 years	4.11-4.58 years
Risk-free rate	4.47%	3.90%-3.92%	4.21%-4.58%
Dividend yield	—	—	—
Volatility	144.42% - 145.16%	129.40%-130.23%	128.78%-134.9%

A summary of outstanding warrants as of June 30, 2024 and December 31, 2023 is presented below:

	June 30, 2024		December 31, 2023
	Number of Warrants	Weighted‑ Average Exercise Price	Number of Warrants	Weighted‑ Average Exercise Price
Warrants outstanding, beginning of period	4,732,391	$0.95	6,610,520	$2.22
Granted	—	—	8,500,000	4.03
Exercised	—	—	—	—
Cancelled, forfeited or expired	(32,391)	6.12	(10,378,129)	4.23
Warrants outstanding, end of period	4,700,000	$0.92	4,732,391	$0.95
Warrants exercisable end of period	4,700,000	$0.92	4,732,391	$0.95

As of June 30, 2024, the weighted-average remaining contractual life of outstanding warrants was 1.6 years.

Stock options— The Company's former 2011 Stock Incentive Plan permitted grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. Options granted under the 2011 Stock Incentive Plan generally expire ten years after grant. Options granted to directors vest in quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to continuous service with the Company. The 2011 Stock Incentive Plan expired in May 2021 and no further awards may be made under the Plan. As of June 30, 2024 and December 31, 2023, stock options to purchase up to 1,476,443, and 1,728,773 shares, respectively were outstanding under the 2011 Stock Incentive Plan.

The Company also formerly had an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company could grant incentive stock options and non-qualified stock option to selected employees including officers, non-employee consultants and non-employee directors. The Plan was terminated in September 2021. As of June 30, 2024 and December 31, 2023, stock options to purchase up to 245,108 share were outstanding under the Amended and Restated 2012 Omnibus Incentive Plan.

On September 29, 2021, the Board of Directors of the Company adopted the Emmaus Life Sciences, Inc. 2021 Stock Incentive Plan upon the recommendation of the Compensation Committee of the Board. The 2021 Stock Incentive Plan was approved by stockholders on November 23, 2021. No more than 4,000,000 shares of common stock may be issued pursuant to awards under the 2021 Stock Incentive Plan. The number of shares available for Awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the 2021 Stock Incentive Plan for stock splits, stock dividends, reverse stock splits, recapitalizations and other similar events. During the six months ended June 30, 2024, the Company granted options to purchase 1,620,000 shares, 300,000 shares and 440,000 shares of common stock to employees, non-employee directors and consultants, respectively. All options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares over three years for employees, one year for non-employee directors and immediately for the consultant. As of June 30, 2024 and December 31, 2023, stock options to purchase up to 3,610,000 and 1,250,000 shares, respectively, were outstanding under the 2021 Stock Incentive Plan.

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

	January 2024	January 2023
Stock Price	$0.11	$0.31
Exercise Price	$0.15	$4.50
Expected term	5-5.75 years	5-6 years
Risk-Free Rate	3.80-3.81%	3.51-3.53%
Dividend Yield	—	—
Volatility	127.39-136.00%	108.16-116.40%

A summary of outstanding stock options as of June 30, 2024 and December 31, 2023 is presented below:

	June 30, 2024		December 31, 2023
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	3,223,881	$5.97	4,660,787	$5.08
Granted or deemed granted	2,360,000	$0.15	1,250,000	$4.50
Exercised	—	$—	—	$—
Cancelled, forfeited and expired	(252,330)	$3.20	(2,686,906)	$3.74
Options outstanding, end of period	5,331,551	$3.52	3,223,881	$5.97
Options exercisable, end of period	4,530,051	$3.65	2,373,881	$6.50
Options available for future grant	360,000		2,750,000

During the three months ended June 30, 2024 and June 30, 2023, the Company recognized approximately $29,000 and $25,000, respectively of share-based compensation expense related to stock options. During the six months ended June 30, 2024 and June 30, 2023, the Company recognized approximately $199,000 and $63,000, respectively, of share-based compensation expense. As of June 30, 2024, there was approximately $112,000 of unrecognized share-based compensation expense related to unvested stock options which is expected to be recognized over the weighted-average remaining vesting period of 1.24 year.

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

For the three months ended June 30, 2024 and 2023, the Company recorded a provision for state income tax of $31,000 and benefit of $34,000, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded an income tax provision of $24,000 and $15,000, respectively. The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The Company established a full valuation allowance against its federal and state deferred tax assets and there was no unrecognized tax benefit as of June 30, 2024 or December 31, 2023.

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

The lease expense during the three months ended June 30, 2024 and 2023 was approximately $289,000 and $307,000, respectively, and during the six months ended June 30, 2024 and 2023, was approximately $590,000 and $587,000, respectively.

Future minimum lease payments under the lease agreements were as follows as of June 30, 2024 (in thousands):

Amount
2024 (six months)	$554
2025	1,132
2026	846
Total lease payments	2,532
Less: Interest	307
Present value of lease liabilities	$2,225

As of June 30, 2024, the Company had an operating lease right-of-use asset of $1.9 million and lease liability of $2.2 million reflected on the condensed consolidated balance sheet. The weighted average remaining term of the Company’s leases as of June 30, 2024 was 2.2 years and the weighted-average discount rate was 12.9%.

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

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to loans from related parties outstanding at any time during the six months ended June 30, 2024 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at June 30, 2024	Highest Principal Outstanding	Amount of Principal Repaid or Converted to Shares	Amount of Interest Paid
Promissory note payable to related parties:
	Willis Lee(2)	12%	10/29/2020	Due on Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	Due on Demand	150	150	—	—
	Wei Peu Derek Zen(2)	10%	3/31/2022	Due on Demand	200	200	—	—
	Willis Lee(2)	10%	4/14/2022	Due on Demand	45	45	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	Due on Demand	40	40	—	—
	Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	24
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	13
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	83
	Hope International Hospice, Inc.(1)	10%	8/17/2022	Due on Demand	50	50	—	—
	Hope International Hospice, Inc.(1)	10%	10/20/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	Due on Demand	100	100	—	—
	Yutaka and Soomi Niihara(1)	10%	3/21/2023	Due on Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 months	350	700	350	70
				Subtotal	$5,093	$5,443	$350	$190
				Total	$5,093	$5,443	$350	$190

The following table sets forth information relating to loans from related parties outstanding at any time during the year ended December 31, 2023:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2023	Highest Principal Outstanding	Amount of Principal Repaid or Converted to Shares	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Willis C. Lee(2)	12%	10/29/2020	Due on Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	12%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	10%	3/30/2022	Due on Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	Due on Demand	200	200	—	—
	Willis C. Lee(2)	10%	4/14/2022	Due on Demand	45	45	—	—
	Hope International Hospice, Inc.(1)	12%	5/25/2022	Due on Demand	40	40	—	—
	Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	48
	Hope International Hospice, Inc.(1)	10%	8/15/2022	Due on Demand	—	50	50	2
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	25
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	167
	Hope International Hospice, Inc.(1)	12%	8/17/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/17/2022	Due on Demand	—	60	60	6
	Seah Lim(2)	10%	9/16/2022	3 years	—	1,200	1,200	90
	Hope International Hospice, Inc.(1)	10%	10/20/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	Due on Demand	100	100	—	—
	Yutaka and Soomi Niihara(1)	10%	3/21/2023	Due on Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 months	700	700	—	—
				Subtotal	$5,443	$6,753	$1,310	$338
Convertible note payable to related parties:
	Wei Peu Zen(2)	10%	1/18/2023	1 - 2 years	—	1,000	1,000	91
				Subtotal	$—	$1,000	$1,000	$91
				Total	$5,443	$7,753	$2,310	$429

(1)
Dr. Niihara, a former Director and former Chairman and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc.
(2)
Officer or director.

See Note 7 for more information on recent developments with respect to certain related-party loans.

See Notes 5, 6 and 11 for a discussion of the Company’s agreements with Telcon, which holds 4,147,491 shares of common stock of the Company, or approximately 6.5% of the common stock outstanding as of June 30, 2024. As of June 30, 2024, the Company held a Telcon convertible bond in the principal amount of KRW 20.1 billion, or approximately $14.7 million as discussed in Note 5.

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

As of June 30, 2024, our accumulated deficit was $262.7 million and we had cash and cash equivalents of $1.5 million. Until we can generate sufficient net revenues from Endari® sales, our future cash requirements are expected to be financed through loans from related parties, third-party loans, public or private equity or debt financings or possible corporate collaboration and licensing arrangements. We are unable to predict if or when we will become profitable.

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

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or net realizable value. Substantially all raw materials purchased during each of the six months ended June 30, 2024 and 2023 were supplied by one supplier.

Results of Operations:

Three months ended June 30, 2024 and 2023

Net Revenues. Net revenues decreased by $5.4 million, or 50%, to $5.4 million for the three months ended June 30, 2024, compared to 10.8 million for the three months ended June 30, 2023 due to a shortage of finished goods inventory attributable to previously reported delays by our sole packager in producing additional finished goods originally scheduled for December 2023. The shortage extended into the second quarter as well, and had a severe, adverse effect on our sales for the second quarter as compared to the same period in 2023. The packaging delays were resolved and in June 2024 we began fulfilling our order backlog of approximately $4.6 million as of May 24, 2024. In mid-July, however, we experienced a second, one-month interruption in supply due to the imposition and implementation of new FDA inventory tracking requirements, which interruption is expected to have a material, adverse effect on our sales for the third quarter as compared to the same period in 2023. Absent further unexpected supply interruptions, and depending on the effect on sales of the launch of the competing generic L-Glutamine Oral Powder discussed below, we expect that sales in the fourth quarter will rebound to levels experienced prior to the shortage, but sales for the full year are not expected to meet or exceed sales for the full year 2023. In the meantime, we are seeking additional sources of packaging in the U.S. and in the MENA regions to avoid similar problems in the future.

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

Cost of Goods Sold. Cost of goods sold decreased by $0.3 million, or 53%, to $0.2 million for the three months ended June 30, 2024, compared to $0.5 million for the three months ended June 30, 2023. The decrease was primarily due to the decrease in sales discussed above.

Research and Development Expenses. Research and development expenses decreased by 0.1 million, or 40%, to $0.2 million for the three months ended June 30, 2024, compared to $0.3 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease in contract research organization expenses.

Selling Expenses. Selling expenses decreased by $0.9 million, or 36%, to $1.6 million for the three months ended June 30, 2024, compared to $2.5 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease in payroll expenses.

General and Administrative Expenses. General and administrative expenses decreased by $1.3 million, or 33%, to $2.7 million for the three months ended June 30, 2024, compared to $4.1 million for the three months ended June 30, 2023. The decrease was primarily due to decreases of $0.4 million in transaction cost, $0.3 million in settlement fee, $0.2 million in payroll expense, $0.2 million in factoring expense and $0.2 million in travel expense.

Other Income (Expense). Total other expense decreased by $2.2 million, or 44%, to $2.7 million for the three months ended June 30, 2024, compared to $4.9 million for the three months ended June 30, 2023. The decrease was primarily due to an increase of a $2.0 million in foreign exchange gain and a decrease of $0.9 million in interest expense partially offset by decreases of $0.4 million decrease in change in fair value of warrant derivative liabilities and $0.4 million in change in fair value of embedded conversion option of convertible promissory notes.

Net Loss. Net loss were $2.2 million and $1.6 million for three months ended June 30, 2024 and 2023, respectively.

Six months ended June 30, 2024 and 2023

Net Revenues. Net revenues decreased by $9.6 million, or 55%, to $7.9 million for the six months ended June 30, 2024, compared to $17.5 million for the six months ended June 30, 2023 due to a shortage of finished goods inventory discussed above, which is expected to have a material, adverse effect on our sales for the third quarter as compared to the same period in 2023. Absent further unexpected supply interruptions, and depending on the effect on sales of the launch of the competing generic L-Glutamine Oral Powder discussed below, we expect that sales in the fourth quarter will rebound to levels experienced prior to the shortage, but sales for the full year are not expected to meet or exceed sales for the full year 2023.

Cost of Goods Sold. Cost of goods sold decreased by $0.4 million, or 47%, to $0.5 million for the six months ended June 30, 2024, compared to $0.9 million for the six months ended June 30, 2023. The decrease was primarily due to the decrease in sales discussed above.

Research and Development Expenses. Research and development expenses decreased by 0.2 million, or 39%, to $0.4 million for the six months ended June 30, 2024, compared to $0.6 million for the six months ended June 30, 2023. The decrease was primarily due to a decrease in contract research organization expenses.

Selling Expenses. Selling expenses decreased by $1.3 million, or 26%, to $3.6 million for the six months ended June 30, 2024, compared to $4.8 million for the six months ended June 30, 2023. The decrease was primarily due to decrease of $1.0 million in payroll expense and $0.2 million in travel expense.

General and Administrative Expenses. General and administrative expenses decreased by $3.4 million, or 37%, to $5.6 million for the six months ended June 30, 2024, compared to $9.0 million for the six months ended June 30, 2023. The decrease was primarily due to decreases of $1.3 million in payroll expense including share-based compensation, $0.7 million in transaction cost, $0.3 million in settlement fee, $0.2 million in public relations expense and $0.2 million in professional services.

Other Income (Expense). Total other expense decreased by $2.8 million, or 39%, to $4.3 million for the six months ended June 30, 2024, compared to $7.2 million for the six months ended June 30, 2023. The decrease was primarily due to increases of a $1.0 million in gain on debt restructuring, a $2.5 million decrease in foreign exchange gain and loss, and a $1.0 million decrease in net loss on equity method investment, partially offset by an increase of $1.4 million in change in fair value of embedded conversion option of convertible promissory notes.

Net Loss. Net loss was $6.5 million and $5.0 million for six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Based on our losses to date, current liabilities and anticipated future net revenues and operating expenses and debt repayment obligations cash and cash equivalents balance of $1.5 million as of June 30, 2024, we do not have sufficient operating capital for our business without raising additional capital. We realized a net loss of $6.5 million for the six months ended June 30, 2024 and anticipate that we will continue to incur net losses for the foreseeable future and until we can generate increased net revenues from Endari® sales. There is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations.

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

As of June 30, 2024, we had outstanding $16.3 million principal amount of convertible promissory notes and $13.0 million principal amount of other notes payable. Our minimum lease payment obligations were $2.5 million, of which $0.9 million was payable within 12 months.

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

Cash flows for the six months ended June 30, 2024 and June 30, 2023

Net cash used in operating activities

Net cash used in operating activities increased by $0.2 million, or 7%, to $2.8 million for the six months ended June 30, 2024 from $2.6 million for the six months ended June 30, 2023. This increase was primarily due to an increase of $1.5 million in net loss and a $4.6 million decrease in non-cash adjustments to net loss partially offset by a $5.7 million increase in working capital. The decrease in non-cash adjustments to net loss was primarily attributable to a reduction of $2.6 million in foreign exchange adjustments, a $1.0 million decrease in share-based compensation, a $1.0 million increase in gain on restructured debt and a $1.0 million decrease from loss on equity method investment, partially offset by a $1.4 million increase in change in fair value of conversion feature derivative liabilities.

Net cash provided by (used in) investing activities

Net cash provided by investing activities increased to $2.5 million for the six months ended June 30, 2024 from $27,000 net cash used in investing activities for the six months ended June 30, 2023. The increase was primarily due to the sales of Telcon convertible bonds and the cessation of loan funding to EJ Holdings.

Net cash provided by (used in) from financing activities

Net cash used in from financing activities increased by $2.7 million, or 136%, to $0.7 million for the six months ended June 30, 2024 from a $2.0 million net cash provided by financing activities for the six months ended June 30, 2023. This increase was the result of additional $1.4 million repayment of notes payable and a $1.3 million reduction of proceeds received from issuance of promissory notes and convertible notes.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The following should be read in conjunction with the “Risk Factors” section of the Annual Report and subsequent Quarterly Reports.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.1	Agreement for the Purchase and Sale of Future Receipts with Agile Capital					*
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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