Form 10-Q
period 2024-09-30
Emmaus Life Sciences, Inc.
filed 2024-11-19
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

The registrant had 63,865,571 shares of common stock, par value $0.001 per share, outstanding as of November 18, 2024.

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended September 30, 2024

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,255	$2,547
Accounts receivable, net	4,938	4,010
Due from factoring of accounts receivable	54	1,514
Inventories, net	1,610	1,711
Prepaid expenses and other current assets	1,347	1,727
Total current assets	9,204	11,509
Property and equipment, net	49	59
Right of use assets	1,719	2,337
Investment in convertible bond	16,059	20,978
Other assets	312	296
Total assets	$27,343	$35,179
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,707	$16,951
Operating lease liabilities, current portion	2,329	1,639
Conversion feature derivative, notes payable	523	451
Other current liabilities	15,650	14,681
Warrant derivative liabilities	30	65
Notes payable, current portion, net of discount	7,915	8,215
Notes payable to related parties	2,772	3,122
Convertible notes payable, net of discount	16,205	16,383
Total current liabilities	64,131	61,507
Operating lease liabilities, less current portion	1,076	1,839
Other long-term liabilities	13,676	17,363
Notes payable to related parties, net of discount	2,241	2,226
Total liabilities	81,124	82,935
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 63,865,571 and 61,845,963 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	64	62
Additional paid-in capital	225,867	225,333
Net loan receivable from EJ Holdings	(16,869)	(16,869)
Accumulated other comprehensive loss	(2,016)	(160)
Accumulated deficit	(260,827)	(256,122)
Total stockholders’ deficit	(53,781)	(47,756)
Total liabilities & stockholders’ deficit	$27,343	$35,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES, NET	$5,478	$5,018	$13,361	$22,530
COST OF GOODS SOLD	394	214	892	1,151
GROSS PROFIT	5,084	4,804	12,469	21,379
OPERATING EXPENSES
Research and development	146	414	520	1,023
Selling	1,318	1,497	4,886	6,345
General and administrative	2,799	2,869	8,400	11,826
Total operating expenses	4,263	4,780	13,806	19,194
INCOME (LOSS) FROM OPERATIONS	821	24	(1,337)	2,185
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	—	(647)	—	(647)
Change in fair value of warrant derivative liabilities	38	589	35	1,034
Change in fair value of conversion feature derivative, notes payable	2,277	3,069	(70)	2,100
Realized loss on investment in convertible bond	—	—	(544)	(297)
Net loss on equity method investment	—	(381)	—	(1,347)
Gain on restructured debt	—	—	1,032	—
Foreign exchange loss	(117)	(821)	(11)	(3,227)
Interest and other income	145	181	427	514
Interest expense	(1,338)	(1,909)	(4,214)	(5,204)
Total other income (expense)	1,005	81	(3,345)	(7,074)
INCOME (LOSS) BEFORE INCOME TAXES	1,826	105	(4,682)	(4,889)
Income tax provision (benefit)	(1)	38	23	53
NET INCOME (LOSS)	1,827	67	(4,705)	(4,942)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on debt securities available for sale (net of tax)	1,397	(1,614)	(2,064)	(249)
Reclassification adjustment for loss included in net loss	—	—	197	403
Foreign currency translation adjustment	(19)	225	11	962
Other comprehensive income (loss)	1,378	(1,389)	(1,856)	1,116
COMPREHENSIVE INCOME (LOSS)	$3,205	$(1,322)	$(6,561)	$(3,826)
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.03	$0.00	$(0.07)	$(0.09)
NET LOSS PER COMMON SHARE - DILUTED	$(0.01)	$(0.01)	$(0.07)	$(0.09)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - BASIC	63,865,571	53,637,554	63,025,296	52,414,903
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING - DILUTED	162,726,685	138,375,065	63,025,296	52,414,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common stock		Additional paid-in	Loan receivable from	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	EJ Holdings	loss	deficit	deficit
Balance, January 1, 2024	61,845,963	$62	$225,333	$(16,869)	$(160)	$(256,122)	$(47,756)
Share-based compensation	—	—	170	—	—	—	170
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	—	(1,728)	—	(1,728)
Foreign currency translation effect	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	(4,348)	(4,348)
Balance, March 31, 2024	61,845,963	62	225,503	(16,869)	(1,870)	(260,470)	(53,644)
Convertible notes converted to shares	2,019,608	2	307	—	—	—	309
Share-based compensation	—	—	29	—	—	—	29
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	—	(1,733)	—	(1,733)
Reclassification adjustment for loss included in net loss	—	—	—	—	197	—	197
Foreign currency translation effect	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	(2,184)	(2,184)
Balance, June 30, 2024	63,865,571	64	225,839	(16,869)	(3,394)	(262,654)	(57,014)
Share-based compensation	—	—	28	—	—	—	28
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	—	1,397	—	1,397
Foreign currency translation effect	—	—	—	—	(19)	—	(19)
Net income	—	—	—	—	—	1,827	1,827
Balance, September 30, 2024	63,865,571	$64	$225,867	$(16,869)	$(2,016)	$(260,827)	$(53,781)

	Common stock		Additional paid-in	Loan receivable from	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	EJ Holdings	loss	deficit	deficit
Balance January 1, 2023	49,583,501	$50	$220,815	$—	$(2,619)	$(252,337)	$(34,091)
Fair value of warrants including down-round protection adjustments	—	—	41	—	—	(41)	—
Convertible note converted to shares	1,351,351	1	499	—	—	—	500
Share-based compensation	—	—	37	—	—	—	37
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	—	(544)	—	(544)
Foreign currency translation effect		—	—	—	186	—	186
Net loss	—	—	—	—	—	(3,451)	(3,451)
Balance, March 31, 2023	50,934,852	51	221,392	—	(2,977)	(255,829)	(37,363)
Convertible notes converted to shares	2,702,702	3	997	—	—	—	1,000
Share-based compensation	—	—	26	—	—	—	26
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	—	1,909	—	1,909
Reclassification adjustment for loss included in net loss	—	—	—	—	403	—	403
Foreign currency translation effect	—	—	—	—	551	—	551
Net loss	—	—	—	—	—	(1,558)	(1,558)
Balance, June 30, 2023	53,637,554	54	222,415	—	(114)	(257,387)	(35,032)
Share-based compensation	—	—	24	—	—	—	24
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	—	(1,614)	—	(1,614)
Foreign currency translation effect	—	—	—	—	225	—	225
Net income	—	—	—	—	—	67	67
Balance, September 30, 2023	53,637,554	$54	$222,439	$—	$(1,503)	$(257,320)	$(36,330)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,705)	$(4,942)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation	17	26
Inventory reserve	14	85
Amortization of discount of notes payable and convertible notes payable	632	1,849
Unrealized foreign exchange adjustments	156	3,167
Realized loss on investment in convertible bond	544	297
Net loss on equity method investment	—	1,347
Loss on debt extinguishment	—	647
Gain on restructured debt	(1,032)	—
Loss (Gain) on disposal of property and equipment	(1)	—
Loss on leased assets	4	—
Share-based compensation	227	1,239
Fair value of warrants issued for services	—	334
Change in fair value of warrant derivative liabilities	(35)	(1,034)
Change in fair value of conversion feature derivative, notes payable	70	(2,100)
Changes in fair value option instrument	—	(32)
Net changes in operating assets and liabilities
Accounts receivable	536	(4,215)
Inventories	84	636
Prepaid expenses and other current assets	404	(3)
Other non-current assets	574	66
Accounts payable and accrued expenses	1,893	2,467
Other current liabilities	(4)	865
Other long-term liabilities	(2,007)	(3,238)
Net cash flows used in operating activities	(2,629)	(2,539)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of convertible bond	2,508	2,232
Purchase of property and equipment	(6)	(11)
Loan to equity method investee	—	(2,647)
Net cash flows provided by (used in) investing activities	2,502	(426)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	3,201	5,706
Proceeds from notes payable issued, related parties	—	227
Proceeds from convertible notes payable issued	—	1,000
Proceeds from convertible notes payable issued, related party	—	1,000
Payments of notes payable	(3,684)	(5,341)
Payments of notes payable, related party	(350)	(110)
Payments of convertible notes	(325)	—
Net cash flows provided by (used in) financing activities	(1,158)	2,482
Effect of exchange rate changes on cash	(7)	(33)
Net decrease in cash and cash equivalents	(1,292)	(516)
Cash and cash equivalents, beginning of period	2,547	2,021
Cash and cash equivalents, end of period	$1,255	$1,505

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$1,742	$1,679
Income taxes paid	$46	$35
NON-CASH INVESTING AND FINANCING ACTIVITIES
Renewal of notes payable including interest capitalized	$—	$618
Conversion of convertible note payable and accrued interest to common stock	$309	$1,500
Newly acquired right-of-use lease asset	—	189

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc., (“Emmaus”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. The condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on July 3, 2024. The accompanying condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated balance sheet at December 31, 2023 contained in the Annual Report. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any future interim period.

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

Going concern— The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $4.7 million for the nine months ended September 30, 2024 and had a working capital deficit of $54.9 million as of September 30, 2024. Management expects that the Company’s current liabilities and expected working capital needs, including debt service on its existing indebtedness and the expected costs relating to the commercialization of Endari® in the MENA region and elsewhere, will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the Company’s current liabilities and future obligations, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, third-party loans, equity or debt financings or licensing or other strategic agreements. The Company has no understanding or arrangement for any financing, and there can be no assurance that the Company will be able to restructure or refinancing its existing indebtedness or obtain additional related-party or third-party loans or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. Due to the uncertainty of the Company’s ability to meet its current liabilities and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of consolidation—The consolidated financial statements include the accounts of the Company and EMI Holding, Inc. subsidiary and EMI Holding’s wholly‑owned subsidiary, Emmaus Medical Inc., and Emmaus Medical, Inc’s wholly‑owned subsidiaries. All significant intercompany transactions have been eliminated.

Estimates—Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include those relating to revenue recognition on product sales, the variables used to calculate the valuation of investment in convertible bond, conversion features, stock options and warrants on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. To the extent there are material differences between these estimates and actual results, the Company’s financial statements will be affected.

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

Factoring accounts receivable — Emmaus Medical, Inc., or Emmaus Medical, the Company's indirect wholly owned subsidiary, previously entered into a purchase and sale agreement with Prestige Capital Finance, LLC or Prestige Capital, pursuant to which Emmaus Medical offered and sold to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 65% to 80% of the face amount of the eligible accounts receivable, subject to a $7.5 million cap on advances at any time. The balance of the face amount of the accounts receivable was reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collected the entire face amount of the accounts receivable. Emmaus Medical’s obligations to Prestige Capital under the purchase and sale agreement were secured by a security interest in the accounts receivable and all or substantially all other assets of Emmaus Medical. In connection with the purchase and sale agreement, Emmaus guaranteed Emmaus Medical’s obligations. Accounts receivable included approximately $54,000 and $1,514,000 of factored accounts receivable and other current liabilities included approximately $2,000 and $24,000 of liabilities from factoring at September 30, 2024 and December 31, 2023, respectively. For the three months ended September 30, 2024 and 2023, the Company incurred approximately $8,000 and $100,000, respectively, and for the nine months ended September 30, 2024 and 2023, the Company incurred approximately $150,000 and $440,000, respectively, of factoring fees. In October 2024, the purchase and sale agreement with Prestige Capital was terminated.

Inventories—Inventories consist of raw materials, finished goods and work-in-process and are valued on a first‑in, first‑out basis at the lesser of cost or net realizable value. Work‑in‑process inventories consist of L‑glutamine for the Company’s products that has not yet been packaged and labeled for sale. Substantially all raw materials purchase during the nine month ended September 30, 2024 and the year ended December 31, 2023 were supplied, directly or indirectly by one supplier.

Share‑based compensation—The Company recognizes compensation cost for share‑based compensation awards over the service term of the recipients of the share‑based awards. The fair value of share‑based compensation is calculated using the Black‑Scholes‑Merton pricing model. The Black‑Scholes‑Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of awards granted is calculated using the simplified method allowed under the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 and 110. The risk‑free rate selected to value any grant is based on the U.S. Treasury rate on the grant date that corresponds to the expected term of the award.

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

Net income (loss) per share — In accordance with Accounting Standard Codification (“ASC”) 260, “Earnings per Share,” the basic net income (loss) per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed in a similar manner, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following securities were not included diluted shares outstanding because the effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warrants	4,625,000	14,395,591	4,625,000	14,395,591
Stock options	5,316,451	3,546,340	5,316,451	3,546,340
Convertible notes	3,818,611	3,472,838	104,218,359	90,350,622
Total anti-dilutive instrument	13,760,062	21,414,769	114,159,810	108,292,553

Reclassification — Certain amounts in the prior period financial statements have been reclassified to confirm to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported loss.

Recent Accounting Pronouncement —Management has considered all recent accounting pronouncements and determined that they will not have a material effect on the Company’s condensed consolidated financial statements except for the followings:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): "Improvements to Reportable Segment Disclosures" ("ASU 2023-07") to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on its financial statements.

NOTE 3 — REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Endari® - U.S.	$2,757	$4,612	$10,575	$15,028
Endari® - International	2,485	321	2,362	6,897
Other	236	85	424	605
Revenues, net	$5,478	$5,018	$13,361	$22,530

The following table summarizes the revenue allowance and accrual activities for the nine months ended September 30, 2024 and 2023 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2023	$1,212	$5,658	$863	$7,733
Provision related to sales in the current year	939	2,530	114	3,583
Adjustments related to prior period sales	(79)	34	47	2
Credits and payments made	(1,175)	(1,683)	(913)	(3,771)
Balance as of September 30, 2024	$897	$6,539	$111	$7,547

Balance as of December 31, 2022	$1,358	$3,718	$415	$5,491
Provision related to sales in the current year	1,677	3,228	387	5,292
Adjustments related to prior period sales	(213)	136	25	(52)
Credits and payments made	(1,853)	(2,300)	(442)	(4,595)
Balance as of September 30, 2023	$969	$4,782	$385	$6,136

The following table summarizes revenues in each of the periods shown attributable to customers that accounted for 10% or more of our net revenues in any of the periods shown:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Customer A	4%	32%	25%	20%
Customer B	6%	21%	20%	16%
Customer C	11%	12%	6%	9%
Customer D	20%	21%	17%	20%
Customer E	0%	5%	0%	14%
Customer F	27%	0%	11%	7%

On June 15, 2017, the Company entered into a distributor agreement with Telcon RF Pharmaceutical, Inc., or Telcon, pursuant to which it granted Telcon exclusive rights to the Company’s prescription grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from the Company specified minimum quantities of the PGLG. Telcon had the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the $10 million upfront fee would become repayable to Telcon. In January 2023, Telcon terminated the distributor agreement, and the upfront fee of $10 million is included in other current liabilities as of September 30, 2024 and December 31, 2023. See Notes 5, 6 and 11 and for additional details of the Company's agreements with Telcon.

NOTE 4 — SELECTED FINANCIAL STATEMENT — ASSETS

Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials and components	$1,218	$1,329
Work-in-process	168	186
Finished goods	5,205	5,163
Inventory reserve	(4,981)	(4,967)
Total inventories, net	$1,610	$1,711

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid insurance	$166	$595
Prepaid expenses	364	536
Other current assets	817	596
Total prepaid expenses and other current assets	$1,347	$1,727

Property and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Equipment	$387	$383
Leasehold improvements	39	39
Furniture and fixtures	99	99
Total property and equipment	525	521
Less: accumulated depreciation	(476)	(462)
Total property and equipment, net	$49	$59

For the three months ended September 30, 2024 and 2023, depreciation expense was approximately $5,000 and $7,000, respectively. For the nine months ended September 30, 2024 and 2023, depreciation expense was approximately $17,000 and $26,000, respectively.

NOTE 5 — INVESTMENTS

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% per year, payable quarterly. Beginning October 16, 2021, the Company became entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately $8.00 per share. The initial conversion price is subject to downward adjustment monthly based on the volume-weighted average market price of Telcon shares as reported on Korean Securities Dealers Automated Quotations Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares and to customary antidilution adjustments upon a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. As of September 30, 2024 and December 31, 2023, the principal amount of the convertible note was KRW20.1 billion and KRW 23.6 billion, or approximately $15.3 million and $17.8 million, respectively. The conversion price as of September 30, 2024 is set forth in the “Investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right described above or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Notes 6 and 11.

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

The following table sets forth the fair value and changes in fair value of the investment in the Telcon convertible bond as of September 30, 2024 and December 31, 2023 (in thousands):

Investment in convertible bond
Balance as of December 31, 2023	$20,978
Sales of convertible bond	(2,508)
Net gain (loss) on investment on convertible bond	(347)
Change in fair value included in the statement of other comprehensive income	(2,064)
Balance as of September 30, 2024	$16,059

The fair value as of September 30, 2024 and December 31, 2023 was based upon following assumptions:

	September 30, 2024	December 31, 2023
Principal outstanding (South Korean won)	KRW 20.1 billion	KRW 23.6 billion
Stock price	KRW 592	KRW 873
Expected life (in years)	6.04	6.79
Selected yield	11.50%	12.25%
Expected volatility (Telcon common stock)	63.20%	71.90%
Risk-free interest rate (South Korea government bond)	2.91%	3.16%
Expected dividend yield	—	—
Conversion price	KRW598(US$0.46)	KRW705(US$0.54)

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

EJ Holdings is engaged in seeking to refurbish and phase in the Ube facility with objective of eventually obtaining regulatory clearance for the manufacture of PGLG in accordance with cGMP. EJ Holdings has had no substantial revenues since its inception, was dependent on loans from the Company to acquire the Ube facility and fund its operations and will be dependent on loans or other financing unless and until its plant is activated and it can secure customers for its products. There is no assurance that needed funding will be available from other sources. If EJ Holdings fails to obtain needed funding, it may need to suspend activities at the Ube plant. Under the asset purchase agreement by which EJ Holdings purchased the Ube plant, the seller has the right to repurchase the plant at the purchase price, plus certain taxes, paid by EJ Holdings if the plant does not become operational within a reasonable period of time not to exceed five years, or approximately the end of 2024. In such event, it is likely that EJ Holdings would be unable to repay some or all the Company's loans.

On December 28, 2023, the Company sold and assigned its EJ Holdings shares at their cost of JPY3.6 million or US$25,304 to Niihara International, Inc., which was formed by Yutaka Niihara, M.D., Ph. D., the former Chairman and Chief Executive Officer of the Company and principal stockholder of the Company. In connection with the sale and assignment, the Company derecognized its investment in EJ Holdings, including $1.5 million of currency translation adjustments recorded in other comprehensive loss. As of September 30, 2024 and December 31, 2023, the face amount of the loan receivable from EJ Holdings was $25.8 million, which was reflected in $16.9 million of net loan receivable from EJ Holdings as contra-equity on the condensed consolidated balance sheets.

NOTE 6 — SELECTED FINANCIAL STATEMENT - LIABILITIES

Accounts payable and accrued expenses consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable:
Clinical and regulatory expenses	$677	$696
Professional fees	975	721
Selling expenses	2,477	1,498
Manufacturing costs	837	914
Non-employee director compensation	945	766
Other vendors	578	518
Total accounts payable	6,489	5,113
Accrued interest payable, related parties	823	542
Accrued interest payable	3,531	3,122
Accrued expenses:
Payroll expenses	599	1,270
Government rebates and other rebates	7,010	5,881
Due to customers	—	844
Other accrued expenses	255	179
Total accrued expenses	7,864	8,174
Total accounts payable and accrued expenses	$18,707	16,951

Other current liabilities consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Trade discount	$4,500	$3,000
Due to Telcon (a)	10,000	10,000
Other current liabilities	1,150	1,681
Total other current liabilities	$15,650	$14,681

(a) Refer to Note 3 for information regarding to due to Telcon.

Other long-term liabilities consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Trade discount	$13,627	$17,324
Other long-term liabilities	49	39
Total other long-term liabilities	$13,676	$17,363

On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual target for bulk containers of PGLG. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain items of the API Supply Agreement (the “revised API Agreement”). The Company purchased $448,000 and $674,000 of PGLG from Telcon for nine months ended September 30, 2024 and 2023, respectively, of which $591,000 and $754,000 were reflected in accounts payable as of September 30, 2024 and December 31, 2023, respectively. The revised API Agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement. See Note 5 for information regarding the settlement of the target shortfall for 2022 and 2023.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at September 30, 2024 and December 31, 2023 (in thousands except for number of underlying shares):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding September 30, 2024	Unamortized Discount September 30, 2024	Carrying Amount September 30, 2024	Underlying Shares September 30, 2024
Notes payable
2013	10%	Due on demand	—		$702	$—	$702	—
2022	10%-12%	Due on demand	—		1,231	—	1,231	—
2023	11%-40%	Due on demand - 56 weeks	—		3,495	1	3,494	—
2024	30%-48%	2 month - 33 weeks	—		2,572	84	2,488	—
					$8,000	$85	$7,915	—
					$8,000	$85	$7,915	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100	—
2021	12%	Due on demand	—		700	—	700	—
2022	10%-12%	Due on demand - 5 years	—		3,716	80	3,636	—
2023	10%-60%	Due on demand - 2 month	—		577	—	577	—
					$5,093	$80	$5,013	—
		Current			$2,772	$—	$2,772	—
		Non-current			$2,321	$80	$2,241	—
Convertible notes payable
2021	10%	Due on demand	$0.13	(b)	995	—	995	9,691,358
2023	13%	6 months	$10.00	(a)	3,150	—	3,150	368,066
2023	10%	1 year	$0.29		1,000	—	1,000	3,818,611
2024	10%	1 year	$0.13		11,060	—	11,060	90,708,390
					$16,205	$—	$16,205	104,586,425
		Current			$16,205	$—	$16,205	104,586,425
		Total			$29,298	$165	$29,133	104,586,425

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2023	Unamortized Discount December 31, 2023	Carrying Amount December 31, 2023	Underlying Shares December 31, 2023
Notes payable
2013	10%	Due on demand	—		$709	$—	$709	—
2022	10% - 12%	Due on demand	—		1,284	—	1,284	—
2023	10% - 57%	Due on demand - 56 months	—		6,337	115	$6,222	—
					$8,330	$115	$8,215	—
		Current			$8,330	$115	$8,215	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100	—
2021	12%	Due on demand	—		700	—	700	—
2022	6%-12%	Due on demand - 5 years	—		3,716	95	3,621	—
2023	10%-60%	Due on demand - 2 months	—		927	—	927	—
					$5,443	$95	$5,348	—
		Current			$3,122	$—	$3,122	—
		Non-current			$2,321	$95	$2,226	—
Convertible notes payable
2021	2%	3 years	$0.13		12,640	407	12,233	113,009,154
2023	13%	Due on demand	$10.00	(a)	3,150	—	3,150	337,326
2023	10%	1 year	$0.29		1,000	—	1,000	3,559,754
					$16,790	$407	$16,383	116,906,234
		Current			$16,790	$407	$16,383	116,906,234
		Total			$30,563	$617	$29,946	116,906,234

(a)
This note is convertible into shares of EMI Holding, Inc., a wholly owned subsidiary of Emmaus Life Sciences, Inc.
(b)
The stated interest for the notes was 2%. As the loan is default as of March 31, 2024, the default interest rate of 10% became applicable.

The weighted-average stated annual interest rate of notes payable was 13% and 12% for the periods ended September 30, 2024 and December 31, 2023, respectively. The weighted-average effective annual interest rate of notes payable as of September 30, 2024 and December 31, 2023 was 14% and 23%, respectively, after giving effect to discounts relating to conversion features, warrants and deferred financing costs relating to the notes.

As of September 30, 2024, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending
2024 (three months)	$15,375
2025	11,602
2026	—
2027	2,321
Total	$29,298

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

Commencing one year from the original issue date, the convertible promissory notes became convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $1.48 per share, which equaled the “Average VWAP” (as defined) of the Company’s common stock on the effective date. The initial conversion price is subject to adjustment as of the end of each three-month period following the original issue date, commencing May 31, 2021, to equal the Average VWAP as of the end of such three-month period if such Average VWAP is less than the then-conversion price. There is no floor on the conversion price. The conversion price will be subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes. In January 2023, $500,000 principal amount of the convertible promissory notes was converted into 1,351,351 shares of the Company's common stock. In April 2023, $1 million principal amount of the convertible promissory note was converted into 2,702,702 shares of common stock. In February 2024, the Company repaid $200,000 principal amount and accrued interests to two of the note holders. In April 2024, $260,000 principal amount and its accrued interest was converted into 2,019,608 shares of the Company's stock. In August and September 2024, the Company repaid principal amount of $75,000 and $50,000, respectively. As of September 30, 2024, the conversion price was $0.09 per share.

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

In February and March 2024, Company entered into Exchange Agreements (the "Exchange Notes") with certain convertible notes holders pursuant to which it agreed to issue total of $11.1 million principal amount of convertible promissory notes of the Company due one year from issuance of the Exchange Notes in exchange for the surrender for cancellation and satisfaction in full of a like principal amount of our outstanding convertible promissory notes due in 2024. The surrendered notes bore interest at the annual rate of 2%, payable semi-annually, and were convertible at the election of the holder into shares of the Company's common stock at the conversion rate of $0.13 per share. The Exchange Notes bear interest at the annual rate of 10% and are convertible into shares of the Company’s common stock at an initial conversion rate of $0.13 per share, subject to decrease, but not increase, at the end of each three-month period from issuance to equal the VWAP (as defined) of the Company’s common stock and to adjustment in the event of a stock split, reverse stock split and similar events. The principal amount of and accrued interest on the Exchange Notes will be payable in two equal semi-annual installments. No additional consideration was paid in connection with the exchange. The convertible promissory notes are general, unsecured obligations of the Company. Management evaluated if the transaction qualified as troubled debt restructuring under ASC 470-60. Since the Company was experiencing financial difficulty and the effective borrowing rate on the restructured debt is less than the effective borrowing rate on the original debt, this transaction was accounted for a troubled debt restructuring. As a result, the Company recorded gain on restructured debt of $1.0 million in the condensed consolidated statements of operations for the nine months ended September 30, 2024.

The conversion feature of the convertible promissory notes and the Exchange Notes is separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. The following table sets forth the fair value of the conversion feature liability as of September 30, 2024 and December 31, 2023 (in thousands):

Convertible promissory notes
Balance as of December 31, 2023	$451
Change in fair value included in the statement of operations	72
Balance as of September 30, 2024	$523

The fair value and any change in fair value of conversion feature liability are determined using a binominal lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair value as of September 30, 2024 and December 31, 2023 was based upon following assumptions:

Convertible promissory notes	September 30, 2024	December 31, 2023
Stock price	$0.03	$0.10
Conversion price	$0.09	$0.13
Selected yield	24.88%	27.23%
Expected volatility	50%	50%
Time until maturity (in years)	0.39	0.16
Dividend yield	—	—
Risk-free rate	4.53%	5.51%

In July 2022, Dr. Niihara and his wife loaned the Company $370,000, representing the net proceeds of personal loans to them from unaffiliated parties in the principal amount of $402,000. The loan is due and payable in a lump sum on maturity on July 31, 2027 and bears interest at the rate of 12% per annum, payable monthly in arrears. In connection with the loan, the Company granted Dr. Niihara a warrant as described in Note 8. The issuance cost of $32,000 and the fair value of the warrant of $84,000 were treated as debt discount and are being amortized over the five-year term of the warrant using the effective interest method.

In August 2022, Dr. Niihara and his wife loaned the Company $1,576,574, representing the net proceeds of personal loans to them from unaffiliated third parties in the principal amount of $1,668,751, as well as $250,000 from personal funds. The loans are evidenced by promissory notes, which are due and payable in a lump sum on maturity on August 16, 2027 and bear interest at the rate of 10% per annum, payable monthly in arrears. The foregoing loans were in addition to a $50,000 loan to the Company from Hope International Hospice, Inc., an affiliate of Dr. and Mrs. Niihara, on August 15, 2022, which is evidenced by a demand promissory note of the Company bearing interest at the rate of 10% per annum. The proceeds of the loans were used to prepay $1,924,819 indebtedness of the Company under a former Business Loan and Security Agreement.

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

In September 2023, the Company entered into a Business Loan and Security Agreement with a third-party lender pursuant to which the lender loaned the Company $2.2 million, of which the Company received net proceeds of approximately $2.1 million after deduction of the lender’s origination fee but without deduction for other transaction expenses. The portion of proceeds were used to prepay indebtedness of the company under the Agreement for the Purchase and Sales of Future Receipts, the Sales of Future Receipt Agreement, and the Standard Merchant Cash Advance Agreement referred to above.

In September 2023, Smart Start Investments Limited, of which Wei Pei Zen, a director of the Company, is a director and 9.96% shareholder, loaned the Company the principal amount of $1 million in exchange for a convertible promissory note of the Company. The convertible promissory note was due on September 5, 2024, bears interest at the annual rate of 10%, payable at maturity, and is convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $0.29 a share, subject to adjustment in the event of a stock split, reverse stock split or similar event.

On March 5, 2024, the conversion feature of the convertible promissory note no longer met the scope exception in ASC 815-10-15-74 as the investors' Rule 144(d) holding period for the Company has ended and separately accounted for at fair value as a derivative liability that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. As of March 5, 2024, the fair value of the conversion feature was $2,000. In September 2024, the convertible promissory note became due. As of September 30, 2024, the conversion rate exceeds stock price and therefore, the fair value of conversion feature is determined to be zero.

The fair value of conversion feature liability is determined using a convertible bond lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock over successive period of time. The following table presents the assumptions used to value the conversion features:

Smart Start Convertible Note	March 5, 2024
Stock price	$0.10
Conversion price	$0.29
Selected yield	25.75%
Expected volatility	50%
Time until maturity (in years)	0.50
Dividend yield	—
Risk-free rate	5.35%

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

Beginning in February 2024, two related holders of demand promissory notes of the Company in the aggregate principal amount of approximately $2.8 million demanded repayment of the notes plus accrued interest. The Company has acknowledged its indebtedness to the holders and intends to seek to enter into a plan to repay the notes in installments. To date, the parties have not reached an agreement with respect to repayment of the notes.

In March 2024, Smart Start Investments Limited, of which Wei Peu Zen, a director of the Company is a director and 9.96% shareholder, loaned the Company the principal amount of $1,400,000. The loan was due in two months and bears interest at the rate of 2.5% per month. As of May 2024, the loan became due on demand and default rate of 5.0% per month became applicable.

In May 2024, Emmaus Medical entered into Sale of Future Receipts Agreement with third party pursuant to which it sold and assigned $1,628,000 of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $1,001,000. Under the agreement, the Company agreed to pay the third party approximately $58,143 weekly until the Purchased Amount has been collected.

In September 2024, Emmaus Medical entered into Sale of Future Receipts Agreement with third party pursuant to which it sold and assigned $1,298,000of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $800,000. Under the agreement, the Company agreed to pay the third party $35,000 weekly for 10 weeks and $41,217 weekly thereafter until the Purchase Amount has been collected.

Except as otherwise indicated above, the net proceeds of the foregoing loans and other arrangements were used to augment the Company's working capital.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Warrants — In September 2022, in connection with the loans from Dr. Niihara and Mrs. Niihara, the Company granted Dr. Niihara a five-year warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.50 per share. Under ASC 480-10 and ASC 815, the warrant is classified as a liability. The fair value of the warrant liability was determined using Black-Scholes Merton model and the fair value of the warrant was $25,000 as of September 30, 2023. The change in fair value was recorded in the condensed consolidated statements of operations. For the three months and nine months ended September 30, 2023, the changes in fair value of warrant liability was $41,000 and $45,000, respectively. The warrant expired by its terms in November 2023.

Warrant issued for services — On January 12, 2023, the Company granted Dr. Niihara a five-year warrant to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $4.50 in lieu of cash bonuses or salary increases. The fair value of the warrant was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based on the market value of the Company's common stock. The expected volatility was adjusted using the historical volatility of the Company's common stock and a comparative publicly traded securities. For the nine months ended September 30, 2023, the Company recognized $1.2 million of shared-based compensation. Under ASC 480-10 and ASC 815, the warrants are classified as a liability. For the three and nine months ended September 30, 2023, the Company recorded the changes in fair value of approximately $459,000 and $745,000, respectively in the condensed consolidated statements of operations. The warrant expired by its terms in November 2023.

On January 12, 2023, the Company granted two consultants to the Company five-year warrants to purchase up to 250,000 shares of common stock each at the exercise price of $0.50 a share. On January 27, 2023, the Company also granted a consulting company a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.47 a share. The warrants are subject to adjustment in the event of a stock split, reverse stock split and similar events. The fair value of the warrants was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based upon the market value of the common stock. The expected volatility was adjusted using the historical volatility of the common stock and the market price of comparable public traded securities. The estimated fair value of $334,000 was recorded as professional services in general and administrative expenses in the condensed consolidated statement of operations when the warrants were granted. Under ASC 480-10 and ASC 815, the warrants are classified as a liability. For the three months ended September 30, 2024, and 2023, the Company recorded the change in fair value of approximately $38,000 and $89,000, respectively, and for the nine months ended September 30, 2024 and 2023, the Company recorded the change in fair value of approximately $35,000 and $244,000, respectively, in the condensed consolidated statements of operations.

The following table presents the assumptions used to value the warrants:

	September 30, 2024	December 31, 2023
Stock price	$0.03	$0.10
Exercise price	$0.47 - $0.50	$0.47 - $0.50
Expected term	3.28-3.49 years	4.03-4.24 years
Risk-free rate	3.58%	3.90%-3.92%
Dividend yield	—	—
Volatility	409.38% - 411.76%	129.40%-130.23%

A summary of outstanding warrants as of September 30, 2024 and December 31, 2023 is presented below:

	September 30, 2024
	Number of Warrants	Weighted‑ Average Exercise Price
Warrants outstanding, beginning of period	4,732,391	$0.95
Granted	—	—
Exercised	—	—
Cancelled, forfeited or expired	(107,391)	7.21
Warrants outstanding, end of period	4,625,000	$0.81
Warrants exercisable end of period	4,625,000	$0.81

As of September 30, 2024, the weighted-average remaining contractual life of outstanding warrants was 1.4 years.

Stock options— The Company's former 2011 Stock Incentive Plan permitted grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. Options granted under the 2011 Stock Incentive Plan generally expire ten years after grant. Options granted to directors vest in quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to continuous service with the Company. The 2011 Stock Incentive Plan expired in May 2021 and no further awards may be made under the Plan. As of September 30, 2024 and December 31, 2023, stock options to purchase up to 1,461,443, and 1,728,773 shares, respectively were outstanding under the 2011 Stock Incentive Plan.

The Company also formerly had an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company could grant incentive stock options and non-qualified stock option to selected employees including officers, non-employee consultants and non-employee directors. The Plan was terminated in September 2021. As of September 30, 2024 and December 31, 2023, stock options to purchase up to 245,008 and 245,108 shares, respectively were outstanding under the Amended and Restated 2012 Omnibus Incentive Plan.

On September 29, 2021, the Board of Directors of the Company adopted the Emmaus Life Sciences, Inc. 2021 Stock Incentive Plan upon the recommendation of the Compensation Committee of the Board. The 2021 Stock Incentive Plan was approved by stockholders on November 23, 2021. No more than 4,000,000 shares of common stock may be issued pursuant to awards under the 2021 Stock Incentive Plan. The number of shares available for Awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the 2021 Stock Incentive Plan for stock splits, stock dividends, reverse stock splits, recapitalizations and other similar events. During the nine months ended September 30, 2024, the Company granted options to purchase 1,620,000 shares, 300,000 shares and 440,000 shares of common stock to employees, non-employee directors and consultants, respectively. All options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares over three years for employees, one year for non-employee directors and immediately for the consultant. As of September 30, 2024 and December 31, 2023, stock options to purchase up to 3,610,000 and 1,250,000 shares, respectively, were outstanding under the 2021 Stock Incentive Plan.

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

	January 2024	January 2023
Stock Price	$0.11	$0.31
Exercise Price	$0.15	$4.50
Expected term	5-5.75 years	5-6 years
Risk-Free Rate	3.80-3.81%	3.51-3.53%
Dividend Yield	—	—
Volatility	127.39-136.00%	108.16-116.40%

A summary of outstanding stock options as of September 30, 2024 and December 31, 2023 is presented below:

	September 30, 2024
	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	3,223,881	$5.97
Granted or deemed granted	2,360,000	$0.15
Exercised	—	$—
Cancelled, forfeited and expired	(267,430)	$3.25
Options outstanding, end of period	5,316,451	$3.52
Options exercisable, end of period	4,745,507	$3.58
Options available for future grant	390,000

During the three months ended September 30, 2024 and 2023 the Company recognized approximately $28,000 and $24,000, respectively of share-based compensation expense related to stock options. During the nine months ended September 30, 2024 and 2023, the Company recognized approximately $227,000 and $1,239,000, respectively, of share-based compensation expense. As of September 30, 2024, there was approximately $80,000 of unrecognized share-based compensation expense related to unvested stock options which is expected to be recognized over the weighted-average remaining vesting period of 1.13 year.

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

For the three months ended September 30, 2024 and 2023, the Company recorded a benefit for income tax of $1,000 and provision of $38,000, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $23,000 and provision of $53,000, respectively. The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The Company established a full valuation allowance against its federal and state deferred tax assets and there was no unrecognized tax benefit as of September 30, 2024 or December 31, 2023.

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

The lease expense during the three months ended September 30, 2024 and 2023 was approximately $263,000 and $291,000, respectively, and during the nine months ended September 30, 2024 and 2023, was approximately $853,000 and $878,000, respectively.

Future minimum lease payments under the lease agreements were as follows as of September 30, 2024 (in thousands):

Amount
2024 (three months)	$1,670
2025	1,132
2026	846
Total lease payments	3,648
Less: Interest	243
Present value of lease liabilities	$3,405

As of September 30, 2024, the Company had an operating lease right-of-use asset of $1.7 million and lease liability of $3.4 million reflected on the condensed consolidated balance sheet. The weighted average remaining term of the Company’s leases as of September 30, 2024 was 2.0 years and the weighted-average discount rate was 12.9%.

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

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to loans from related parties outstanding at any time during the nine months ended September 30, 2024 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at September 30, 2024	Highest Principal Outstanding	Amount of Principal Repaid or Converted to Shares	Amount of Interest Paid
Promissory notes payable to related parties:
	Willis Lee(2)	12%	10/29/2020	Due on Demand	100	100	—	2
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	Due on Demand	150	150	—	—
	Wei Peu Derek Zen(2)	10%	3/31/2022	Due on Demand	200	200	—	—
	Willis Lee(2)	10%	4/14/2022	Due on Demand	45	45	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	Due on Demand	40	40	—	—
	Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	36
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	19
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	125
	Hope International Hospice, Inc.(1)	10%	8/17/2022	Due on Demand	50	50	—	—
	Hope International Hospice, Inc.(1)	10%	10/20/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	Due on Demand	100	100	—	—
	Yutaka and Soomi Niihara(1)	10%	3/21/2023	Due on Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 months	350	700	350	70
				Subtotal	$5,093	$5,443	$350	$252
				Total	$5,093	$5,443	$350	$252

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
Current, Promissory notes payable to related parties:
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

See Notes 5, 6 and 11 for a discussion of the Company’s agreements with Telcon, which holds 4,147,491 shares of common stock of the Company, or approximately 6.5% of the common stock outstanding as of September 30, 2024. As of September 30, 2024, the Company held a Telcon convertible bond in the principal amount of KRW 20.1 billion, or approximately $15.3 million as discussed in Note 5.

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

Until August 2024, Endari® was marketed and sold in the U.S. by our internal commercial sales team. In August 2024, we reduced our internal sales team and in October terminated the employment of our Chief Commercialization Officer, which we do not expect to adversely affect our Endari® sales. Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. We have agreements in place with the nation’s leading distributors as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide.

As of September 30, 2024, our accumulated deficit was $260.8 million and we had cash and cash equivalents of $1.3 million. Until we can generate sufficient net revenues from Endari® sales, our future cash requirements are expected to be financed through loans from related parties, third-party loans, public or private equity or debt financings or possible corporate collaboration and licensing arrangements. We are unable to predict if or when we may generate increased net revenues.

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

Selling Expenses

Selling expenses consist principally of salaries and related costs for personnel involved in the promotion, sales, and marketing of Endari®. Other selling expenses include advertising, third party consulting costs, the cost of in-house sales personnel and travel-related costs. Selling expenses is expected decrease due to reduction in sales force as exclusivity of Endari® in the U.S. expires in July 2024.

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

Inventories

Inventories consist of raw materials, finished goods and work-in-process and are valued on a first-in, first-out basis and at the lower of cost or net realizable value. Substantially all raw materials purchased during each of the nine months ended June 30, 2024 and 2023 were supplied by one supplier.

Results of Operations:

Three months ended September 30, 2024 and 2023

Net Revenues. Net revenues increased by $0.5 million, or 9%, to $5.5 million for the three months ended September 30, 2024, compared to $5.0 million for the three months ended September 30, 2023 due to an increase in sales in the MENA region, partially offset by the decrease of U.S. sales as the orphan drug exclusivity for Endari® has expired and a generic version of L-Glutamine oral powder has entered into U.S. market as discussed below.

On July 15, 2024, ANI Pharmaceuticals, Inc., or ANI. announced the launch of its L-Glutamine Oral Powder, a generic version of Endari®, following final approval of its Abbreviated New Drug Application from the U.S. Food and Drug Administration. The introduction of ANI’s generic product or other generic versions of L-Glutamine oral powder has adversely affected on Endari® sales and is likely to adversely affect the reimbursement rates that Medicare, Medicaid and third-party payors are willing to pay for Endari®, which could have a material, adverse effect on our future net revenues.

Cost of Goods Sold. Cost of goods sold increased by $0.2 million, or 84%, to $0.4 million for the three months ended September 30, 2024, compared to $0.2 million for the three months ended September 30, 2023. The increase was primarily due to the increase in sales discussed above.

Research and Development Expenses. Research and development expenses decreased by $0.3 million, or 65%, to $0.1 million for the three months ended September 30, 2024, compared to $0.4 million for the three months ended September 30, 2023. The decrease was primarily due to a decrease in CRO expenses.

Selling Expenses. Selling expenses decreased by $0.2 million, or 12%, to $1.3 million for the three months ended September 30, 2024, compared to $1.5 million for the three months ended September 30, 2023. The decrease was primarily due to decreases in travel expenses and sponsorships.

General and Administrative Expenses. General and administrative expenses decreased by $0.1 million, or 2%, to $2.8 million for the three months ended September 30, 2024, compared to $2.9 million for the three months ended September 30, 2023.

Other Income (Expense). Total other income increased by $1.0 million, or 1,140%, to $1.0 million for the three months ended September 30, 2024, compared to $0.1 million for the three months ended September 30, 2023. The increase was primarily due to decreases of $0.7 million in foreign exchange loss, $0.6 million in interest expense and $0.6 million in loss on debt restructuring, partially offset by a decrease of $0.8 million decrease in change in fair value of conversion feature derivative liabilities.

Net Income. Net income was $1.8 million and $0.1 million for three months ended September 30, 2024 and 2023, respectively. The increase was due primarily to the increase in other income and decrease in expenses.

Nine months ended September 30, 2024 and 2023

Net Revenues. Net revenues decreased by $9.2 million, or 41%, to $13.4 million for the nine months ended September 30, 2024, compared to $22.5 million for the nine months ended September 30, 2023 due to a shortage of finished goods inventory during the first half of 2024. While inventory shortage issue was resolved during the third quarter, subject to the effects of the introduction of generic L-Glutamine Oral Powder in the U.S. market discussed above, we expect that sales in the fourth quarter will rebound to levels experienced prior to the shortage, but sales for the full year are not expected to meet sales for the full year 2023.

Cost of Goods Sold. Cost of goods sold decreased by $0.3 million, or 23%, to $0.9 million for the nine months ended September 30, 2024, compared to $1.2 million for the nine months ended September 30, 2023. The decrease was primarily due to the decrease in sales discussed above.

Research and Development Expenses. Research and development expenses decreased by 0.5 million, or 49%, to $0.5 million for the nine months ended September 30, 2024, compared to $1.0 million for the nine months ended September 30, 2023. The decrease was primarily due to a decrease in CRO expenses.

Selling Expenses. Selling expenses decreased by $1.5 million, or 23%, to $4.9 million for the nine months ended September 30, 2024, compared to $6.3 million for the nine months ended September 30, 2023. The decrease was primarily due to decrease of $1.0 million in payroll expense, $0.2 million in travel expense and $0.2 million in sponsorships.

General and Administrative Expenses. General and administrative expenses decreased by $3.4 million, or 29%, to $8.4 million for the nine months ended September 30, 2024, compared to $11.8 million for the nine months ended September 30, 2023. The decrease was primarily due to decreases of $1.3 million in payroll expense including share-based compensation, $0.7 million in transaction cost, $0.3 million in settlement fees, $0.2 million in public relations expense and $0.2 million in professional services.

Other Income (Expense). Total other expense decreased by $3.7 million, or 53%, to $3.3 million for the nine months ended September 30, 2024, compared to $7.1 million for the nine months ended September 30, 2023. The decrease was primarily due to an increase of $1.0 million in gain on restructured debt and decreases of $3.2 million in foreign exchange loss and $1.0 million in interest expenses, partially offset by an increase of $2.2 million in change in fair value of conversion feature derivative liabilities.

Net Loss. Net loss was $4.7 million and $4.9 million for nine months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Based on our losses to date, current liabilities and anticipated future net revenues, operating expenses and debt repayment obligations and cash and cash equivalents of $1.3 million as of September 30, 2024, we do not have sufficient operating capital for our business without raising additional capital. We realized a net loss of $4.7 million for the nine months ended September 30, 2024 and we may continue to incur net losses for the foreseeable future and until we can generate increased net revenues from Endari® sales. There is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations.

Liquidity represents our ability to pay our liabilities when they become due, fund our business operations, and meet our contractual obligations and execute our business plan. Our current primary sources of liquidity are our cash balances at the beginning of each period and net revenues, and proceeds from related-party loans and possible other financing activities. Our short-term and long-term cash requirements consist primarily of debt service under our convertible notes payable and notes payable, working capital and general corporate requirements and contractual obligations.

As of September 30, 2024, we had outstanding $16.2 million principal amount of convertible promissory notes and $13.1 million principal amount of other notes payable. Our minimum lease payment obligations were $2.0 million, of which $0.9 million was payable within 12 months.

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

Cash flows for the nine months ended September 30, 2024 and September 30, 2023

Net cash used in operating activities

Net cash used in operating activities increased by $0.1 million, or 4%, to $2.6 million for the nine months ended September 30, 2024 from $2.5 million for the nine months ended September 30, 2023. This increase was primarily due to a decrease of sales partially offset by decrease of operating expenses.

Net cash provided by (used in) investing activities

Net cash provided by investing activities increased to $2.5 million for the nine months ended September 30, 2024 from $0.5 million net cash used in investing activities for the nine months ended September 30, 2023. The increase was primarily due to deemed sales of Telcon convertible bonds and the cessation of loan funding to EJ Holdings.

Net cash provided by (used in) from financing activities

Net cash used in from financing activities increased by $3.6 million, or 147%, to $1.2 million for the nine months ended September 30, 2024 from a $2.5 million net cash provided by financing activities for the nine months ended September 30, 2023. The increase was the result of $4.7 million reduction of proceeds received from issuance of promissory notes and convertible notes partially offset by $1.1 million reduction of repayments to promissory notes and convertible notes.

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including but not limited to those relating revenue recognition on product sales, the variables used to calculate the valuation of investment in convertible bond, conversion feature, stock options and warrants. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the present circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the nine months ended September 30, 2024.

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

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our DCP. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s DCP were not effective due to the material weaknesses described below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

As previously reported, in connection with the preparation of our consolidated financial statements as of December 31, 2021, our management identified ongoing material weaknesses (the “Material Weaknesses”) in our internal control over financial reporting. The Material Weaknesses related to ineffective controls over accounting treatment for complex accounting matters and financial closing process, lack of segregation of duties including access control over financial reporting system, inadequate documentation of policies and procedures over risk assessments, internal control and significant account processes.

Since identifying the Material Weaknesses, we took several steps to remediate the Material Weaknesses, including:

•
engaging a third-party accounting consulting firms to assist us in the review of our application of GAAP to complex debt financing transactions;
•
review and approval of Financial Statements and SEC Filings, using current GAAP Disclosure and SEC Reporting Checklists, done by someone with appropriate knowledge of and skills to perform such reviews;

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

In 2022, we implemented an integrated cloud-based enterprise resource planning system to manage our financial information and replace our outdated financial accounting systems and software. As a result of these actions, management has concluded that the certain material weaknesses identified in previous fiscal years have been remediated but that there continued to be material weaknesses in our internal control over financial reporting as of December 31, 2023. In particular, our finance and financial accounting department is not adequately staffed, which results in not all policies and procedures being properly documented.

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

To address the material weakness related to insufficient board of directors' oversight noted above, our board of directors appointed a Steering Committee of our Co-Presidents at the time and independent directors following the termination of employment of our former Chief Executive Officer and we engaged outside counsel to advise management on additional steps which should be taken to properly vet the Company’s advisors and others with which it seeks to do business in the future.

Part II. Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The following should be read in conjunction with the “Risk Factors” section of the Annual Report and subsequent Quarterly Reports.

The market exclusivity for Endari® for SCD in the U.S. expired on July 7, 2024 and Endari® has no intellectual property protection of Endari® in the U.S. or orphan drug or other market exclusivity in the MENA region, which lack of exclusivity may result in the introduction of generic versions of PGLG in the U.S. and MENA regions and adversely affect our Endari® sales and results of operations in future periods. On July 15, 2024, for example, ANI Pharmaceuticals, Inc., or ANI. announced the launch of its L-Glutamine Oral Powder, a generic version of Endari®, following final approval of its Abbreviated New Drug Application from the U.S. Food and Drug Administration. The introduction of ANI’s generic product or other generic versions of L-Glutamine oral powder has adversely affected Endari® sales volume in the U.S. and is likely to adversely affect the reimbursement rates that Medicare, Medicaid and third-party payors are willing to pay for Endari®, which could have a material, adverse effect on our future net revenues. It is also possible that ANI or other generic maker will seek to introduce generic versions of Endari® in the MENA region.

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

Emmaus Life Sciences, Inc.

Dated: November 19, 2024	By:	/s/ Willis C. Lee
	Name:	Willis C. Lee
	Its:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yasushi Nagasaki
	Name:	Yasushi Nagasaki
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)