Form 10-K
period 2024-12-31
Emmaus Life Sciences, Inc.
filed 2025-04-14
CIK 822370

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of shares of common stock held by non‑affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,075,413 based upon the closing price of the common stock as reported on the OTCQB.

There were 63,865,571 shares of common stock outstanding as of March 25, 2025.

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

RISK FACTOR SUMMARY

Following is a summary of certain material risks and uncertainties facing our business. This summary is not a complete discussion of the risks and uncertainties affecting us. A more complete discussion of these and other risks and uncertainties is set forth under “Risk Factors” in Part I, Item 1A of this Annual Report. Additional risks not presently known to us or that we presently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.

Risks Related to Our Business

We have operated at a loss and may continue to operate at a loss for the foreseeable future.

We are dependent on restructuring or refinancing our existing indebtedness and on new financing to sustain our operations, and there is substantial doubt regarding our ability to continue as a going concern.

We are dependent on the commercial success of our only approved product, Endari®.

The marketing exclusivity for Endari® for sickle cell disease (“SCD”) in the U.S. expired in July 2024 and Endari® has no or limited market exclusivity in the Middle East North Africa ("MENA") region, which lack of exclusivity could adversely affect our Endari® sales and results of operations in the U.S.. and in the MENA region.

A variety of risks associated with marketing Endari® internationally could hurt our business.

If the single manufacturer of prescription-grade L-glutamine or, as happened in 2024 the single packager upon which we rely for our finished goods inventory of Endari®, fails to produce in the volumes and quality that we require on a timely basis, or fails to comply with stringent regulations applicable to pharmaceutical manufacturers, we may face interruptions in sales of, or be unable to meet demand for, Endari® and may lose potential revenues.

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

If EJ Holdings fails to reactivate its plant and obtain customers, it may not be able to sell its plant and property and repay some or all our loans.

Risks Related to Our Securities

We have been delinquent in our past SEC reporting obligations, and if we fail to timely file our future SEC reports, our security holders and prospective investors will not have current information regarding our financial statements and status of our business and operations and our common stock may no longer be eligible for quotation on the OTC Markets Group, Inc.

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our investors and stockholders to buy or resell our common stock.

Our outstanding warrants and convertible promissory notes may result in substantial dilution to our stockholders.

Stockholders also may experience dilution from future financings.

Our common stock is not traded on a national securities exchange, which may adversely affect our ability to raise needed financing.

PART I

ITEM 1. BUSINESS

In this Annual Report, the terms, “we,” “us,” “our” or the “Company” refer to Emmaus Life Sciences, Inc., and its subsidiaries.

Overview

Endari®

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. Our only product, Endari® (prescription grade L-glutamine oral powder) is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”) in adult and pediatric patients five years of age and older. In April 2022, Endari® was approved by the Ministry of Health and Prevention in the United Arab Emirates, or U.A.E, in adults and pediatric patients five years of age and older. In November and December of 2022, we received marketing authorizations for Endari® in Qatar and Kuwait, respectively. In May 2023, we received approval for marketing of Endari to treat SCD from the Bahrain National Health Regulatory Authority. In July 2023, we received marketing approval for Endari® in Oman. Application for marketing authorization in Saudi Arabia is pending. While the application is pending, the FDA approval of Endari® can be referenced to allow access to Endari® on a named-patient basis.

Endari® is sold in the U.S. through our nonexclusive distributors. Until August 2024, Endari® was marketed and sold in the U.S. by our internal commercial sales team. In August 2024, we reduced our internal sales team and in October terminated the employment of our Chief Commercialization Officer. Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. We have agreements in place with the nation’s leading distributors, as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide.

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

Product Pipeline

The following table and discussion summarizes our product pipeline. As previously reported, however, we have suspended substantially all research and development activities to reduce operating expenses while we seek to restructure or refinance out existing indebtedness, and we cannot predict whether or when we will be able to resume such activities.

Diverticulosis

On July 4, 2018, the FDA acknowledged receipt of our investigational new drug application, or IND, for the treatment of diverticulosis using the same prescription grade L-glutamine oral powder (“PGLG”) used for Endari® (L-glutamine oral powder). We subsequently received a “Study May Proceed” letter from the FDA. In April 2019, we commenced a Pilot/Phase 1 study of the safety and efficacy of PGLG oral powder in diverticulosis. The study evaluated the change in the number and size of colonic diverticula and assessed safety in a total of 10 evaluable patients at multiple study sites.

The last patient visit for the pilot study was in November 2021. The data obtained after 12 months of treatment with L-glutamine was inconclusive, so we initiated a sub-study in June 2021, through an amendment to the original IND protocol. The sub-study standardized data collection and recording using video capture to support the accurate assessment of any changes in the sigmoid colon, the most frequent site for diverticulosis, as well as diverticulitis, a more severe manifestation of diverticulosis. The objective of the sub-study was to provide additional safety and efficacy data to support further clinical development. The sub-study colonoscopy procedures were assessed by a central medical monitor as well as the treating investigator. For the sub-study, at least five patients were administered oral L-glutamine 15g BID over six months. The data from the sub-study, which was completed in July 2022, also was inconclusive. There were no safety concerns reported in either the Pilot/Phase 1 or the sub-study.

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

Summary of Pipelines Products

The development of our potential anti-cancer treatments, cell sheet technologies including chondrocyte cell sheets for treating cartilage and bone related conditions and CAOMECS for treating corneal and other diseases are in the very early stages.

Recent Developments

In January 2025, Endari® was afforded market exclusivity in the Kingdom of Saudi Arabia, or KSA, by the National Unified Procurement Agency, or NUPCO, KSA’s unified purchasing system which extends to all KSA government institutions, including hospitals under the Ministry of Health, Military Hospitals, the National Guard, the Security Forces, and King Faisal Specialty Hospitals and Research Centers.

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

Two new treatments for sickle cell disease were approved by the FDA at the end of 2019. Crizanlizumab, marketed under the brand name of Adakveo® by Novartis AG, is a humanized monoclonal antibody that binds to P-selectin. It is approved by the FDA to reduce the frequency of vaso-occlusive crises in adults and pediatric patients aged 16 years and older with SCD. It is administered intravenously in two loading doses two weeks apart and every four weeks thereafter. Voxelotor, marketed under the brand name of Oxbryta™ by Pfizer Inc., is an HbS polymerization inhibitor that reversibly binds to hemoglobin to stabilize the oxygenated hemoglobin state, thus shifting the oxyhemoglobin dissociation curve. Oxbryta™ is approved by the FDA for the treatment of SCD in adults and pediatric patients 12 years of age and older. In December 2021, the FDA granted accelerated approval for Oxbryta to treat SCD in pediatric patients aged 4 to less than 12 years. In September 2024, Pfizer announced the withdrawal of Oxbryta™ from national and global markets.

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
Weeks
Placebo
Endari™
0
1
2
3
4
0
10
20
30
40
50

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

Commercialization and Distribution

United States

Until August 2024, Endari® was marketed and sold in the U.S. by our internal commercial sales team. In August 2024, we reduced our internal sales team and in October terminated the employment of our Chief Commercialization Officer.

We have contracted with AmerisourceBergen Specialty Group (ASD Healthcare LLC), Cencora, formerly known as AmerisourceBergen Corporation companies, McKesson Plasma and Biologics LLC, a McKesson Corporation company, Cardinal Health 108, LLC, a Cardinal Health Inc. company, and CVS Caremark, L.L.C., a CVS Health Corporation company, to distribute Endari® to selected pharmacies and hospitals. AmerisourceBergen Corporation, McKesson Corporation, Cardinal Health, Inc and Caremark are the four largest specialty distributors of prescription drugs in the U.S.

Our two largest distributors, ASD Healthcare LLC and McKesson Plasma and Biologics LLC, each account for more than 20% of net revenue for the year ended December 31, 2024. On a combined basis, these distributors accounted for approximately 45% of net revenue in 2024.

We have a Commercial Patient Assistance Program (C-PAP) to provide financial assistance to eligible patients who are unable to afford their monthly co-payments for Endari®. We also maintain the Endari® Patient Support Program to provide eligible patients with access to Endari® where appropriate.

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

See the discussion above of our Pilot/Phase 1 study and sub study of the safety and efficacy of prescription grade L-glutamine oral powder in diverticulosis.

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

Research and Development

We incurred $0.7 million and $1.2 million of research and development expenses in 2024 and 2023, respectively. The decrease was primarily due to suspension of further research and development activities in late 2023. Depending on the availability of funds, we may resume research and development of our existing product candidates in the future, and we may seek to acquire rights to one or more new product candidates.

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

In December 2019, EJ Holdings, Inc., or EJ Holdings a Japanese corporation that was 40% owned by us, purchased from Kyowa Hakko Bio Co. Ltd., or Kyowa, a subsidiary of Kyowa Hakko Kirin Co., Ltd., Kyowa’s phased-out facility in Ube, Japan, for the manufacture of L-glutamine and other amino acids. EJ Holdings is engaged in phasing in the plant, including obtaining FDA and other regulatory approvals for the manufacture of PGLG in accordance with current Good Manufacturing Practices (“cGMP”). EJ Holdings has had no revenues since its inception and depended on loans from us to acquire the Ube plant and fund its operations. In September 2023, we discontinued any further loans to EJ Holdings, and in December 2023, we sold and assigned our equity interest in EJ Holdings at our cost to Niihara International Inc., which was formed by Yutaka Niihara, M.D., Ph.D., our former Chairman and Chief Executive Officer and one of our principal stockholders. EJ Holdings will be dependent on equity or loan financing from its new owner or other financing sources to continue its activities. As of December 31, 2024, we had loaned EJ Holdings a total of $23.2 million. EJ Holdings is expected to require substantial financing in order to bring the Ube plant online.

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

Historically, we have relied upon a single packager of Endari® with which we have no firm commitment to continue its services. The packager repeatedly delayed the packaging of Endari® originally scheduled for December 2023, which resulted in a severe shortage of finished goods inventory and materially, adversely affected our Endari® sales in 2024. Although we believe we have sufficient finished goods inventory on hand for at least the first half of 2025, we have engaged a new source of packaging to avoid similar problems in the future. There is no assurance that we can retain suitable packaging sources or, if we do, that we will not experience delays in the production of finished goods or future shortages of Endari®.

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

Sickle Cell Disease

Endari® is approved as a therapy to reduce the acute complications of SCD in adult and pediatric patients 5 years of age and older. The other drugs which are indicated to treat sickle cell disease are hydroxyurea (marketed as DROXIA or Hydrea by Bristol-Myers Squibb Company and available in generic form), which is approved to reduce the frequency of painful crises and need for blood transfusions in patients with sickle cell anemia for the treatment of adults with SCD; Voxelotor (marketed as Oxbryta™ by Pfizer Inc.) tablets for the treatment of SCD in adults and children 4 years of age and older; and crizanlizumab (marketed as Adakveo® by Novartis International AG) intravenous infusion approved to reduce the frequency of VOCs in adult and pediatric patients ages 16 years and older with SCD. Pfizer subsequently withdrew Oxbryta™ from the market due to safety concerns. Several companies are also developing product candidates for chronic treatment in SCD, and several other companies are in clinical trials to investigate new treatments for SCD.

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

The marketing exclusivity of Endari® in the U.S. afforded by its Orphan Drug designation expired in July 2024 and, on July 15, 2024, ANI Pharmaceuticals, Inc., or ANI. announced the launch of its L-Glutamine Oral Powder, a generic version of Endari®, following final approval of its Abbreviated New Drug Application from the U.S. Food and Drug Administration. Management believes that the introduction of ANI’s generic product or other generic versions of L-Glutamine oral powder has adversely affected Endari® sales and is likely to adversely affect the reimbursement rates that

Medicare, Medicaid and third-party payors are willing to pay for Endari®, which could have a material, adverse effect on our future net revenues.

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

Patents, Proprietary Rights and Know‑How

We rely on a combination of patent licenses, trademark rights, trade secret protection, distribution agreements, manufacturing agreements, manufacturing capability and other unpatented proprietary information to protect our intellectual property rights. While we do not currently own any issued patents directed to the treatment of sickle cell anemia, we do own patent applications in that area, as well as issued patents and patent applications directed to the treatment of diverticulosis, diabetes and hypertriglyceridemia. We had Orphan Drug market exclusivity for the treatment of sickle cell anemia with Endari® in the United States through July 7, 2024 and have been granted Orphan Medicinal status in the EU which, if Endari® is approved in the EU, will afford ten years marketing exclusivity from the approval date. We may seek to pursue improvements and reformulations of Endari® to preserve our intellectual property rights in Endari following the expiration of its Orphan Drug designation.

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

License Agreements

On October 7, 2021, we entered into a License Agreement with Kainos Medicine, Inc. or Kainos, under which Kainos granted us an exclusive license in the territory encompassing the U.S., the U.K. and the EU to patent rights, know-how and other intellectual property relating to Kainos’s IRAK4 inhibitor, referred to as KM10544, for the treatment of cancers, including leukemia, lymphoma and solid tumor cancers. In consideration of the license, we paid Kainos a six-figure upfront fee in cash and agreed to make future cash payments upon the achievement of specified milestones totaling in the mid-eight figures, a single-digit percentage royalty based on net sales of the licensed products and a similar percentage of any sublicensing consideration. The License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the last to expire valid claim of any licensed patent in such country.

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

Employees

As of December 31, 2024, we had 35 employees globally, 34 of whom were full time. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

We realized comprehensive loss of $9.3 million for the year ended December 31, 2024, compared to comprehensive loss of $1.3 million for the year ended December 31, 2023, and have historically operated at a loss due to substantial expenditures related to repayment of our outstanding indebtedness, commercialization of Endari®, pursuit of marketing authorization of Endari outside the U.S., and general and administrative expenses. There is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources to fund our operations and repay our existing indebtedness until we are able to generate sufficient cash flow from operations.

We are dependent on restructuring or refinancing our existing indebtedness and on new financing to sustain our operations, and there is substantial doubt regarding our ability to continue as a going concern.

The consolidated financial statements included in this Annual Report have been prepared on the basis that the company will continue as a going concern. We had cash and cash equivalents of $1.4 million and a working capital deficit of $56.8 million at December 31, 2024. Management expects that the company’s current liabilities and operating expenses, including debt service on our existing indebtedness and the expected costs relating to the commercialization of Endari® in the MENA region and elsewhere, will exceed our existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the company’s current liabilities and operating expenses, we will need to restructure or refinance our existing indebtedness and raise additional funds through related-party loans, third-party loans, equity and debt financings or licensing or other strategic arrangements. In early 2024, we restructured a total of $11.1 million principal amount of convertible promissory notes outstanding as of December 31, 2023 to extend the maturity of the notes by one year and repay the notes in two equal installments of principal and accrued interest due July 2024 and on maturity on February 28, 2025. As of February 28, 2025, $11.0 million principal amount and accrued and unpaid interest became due and payable. We have no understanding or arrangement to further extend the maturity of the convertible promissory notes or to restructure or refinance our other existing indebtedness or for any additional financing, except for the factored accounts receivable arrangement of our Emmaus Medical subsidiary. There can be no assurance that the company will be able to repay on maturity, restructure or refinance its existing indebtedness or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements such as a merger or acquisition. If we are unable to do so, we may seek to restructure the company in bankruptcy, or otherwise. Due to the uncertainty of our ability to meet our current liabilities and operating expenses, there is substantial doubt about the company’s ability to continue as a going concern for 12 months from the date of issuance of the consolidated financial statements contained in this Annual Report, and the report of our independent public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2024 contains a going concern explanatory paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We are dependent on the commercial success of our only product, Endari®.

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
•
our ability to compete effectively against competing products, including hydroxyurea, ADAKVEO® (crizanlizumab), ANI Pharmaceuticals, Inc.’s L-Glutamine Oral Powder generic version of Endari and other potential generic products;

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

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. We face competition from a number of sources, some of which may target the same indication as Endari®, such as pharmaceutical companies, including generic drug companies, biotechnology companies, drug delivery companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, including well-established sales forces, manufacturing capabilities, research and development capabilities, experience in obtaining regulatory approvals for product candidates than do we. For example, in late 2019 the FDA approved a new drug application, or NDA, submitted by Novartis, permitting the marketing of ADAKVEO® (crizanlizumab-tmca) to reduce the frequency of vaso-occlusive crises in adults and pediatric patients aged 16 years and older with SCD. ADAKVEO®, which is administered by intravenous infusion every four weeks, is a selectin blocker humanized IgG2 kappa monoclonal antibody that binds to P-selectin. Also, in late 2019, Global Blood Therapeutics, Inc. which later acquired by Pfizer Inc., (“Pfizer”) announced that the FDA approved its NDA for Oxbryta™ (voxelotor) tablets for the treatment of SCD in adults and children 12 years of age and older. Oxbryta™ is an oral, once-a-day therapy intended to treat SCD by targeting hemoglobin polymerization. Pfizer has withdrawn Oxbryta™ from the market due to safety concerns. Novartis has far greater financial, sales and marketing resources than our company and there is no assurance that we will be able to compete effectively with ADAKVEO® as a stand-alone therapy or that Endari® will gain widespread use as an adjunct to the use of ADAKVEO®. In December 2023, Casgevy, a groundbreaking CRISPR-based gene editing therapy from Vertex Pharmaceuticals and CRISPR Therapeutics was approved for marketing by the FDA, and a second treatment using conventional gene therapy, Bluebird Bio’s lentiviral therapy, Lyfgenia, also was recently approved for marketing by the FDA. If we are unable to compete effectively or successfully position Endari® as a complement to alternative therapies, our Endari® sales and results of operation may suffer, which could have a material, adverse effect on our financial condition. We also face competition from hydroxyurea, ANI Pharmaceuticals, Inc.’s L-Glutamine Oral Powder generic version of Endari®, and non-prescription grade L-glutamine supplements. Non-prescription grade L-glutamine is manufactured in large quantities, primarily by a few large chemical companies, and processed and sold as a nutritional supplement. The sale of non-prescription grade L-glutamine nutritional supplements, or generic prescription-grade or non-prescription grade L-glutamine products, at prices lower than the prices that we charge for Endari® could have a material adverse effect on our future sales and net revenues and our results of operations and financial condition.

If we are unable to achieve and maintain adequate levels of coverage and reimbursement for Endari®, on reasonable pricing terms, its commercial success may be severely hindered.

The market exclusivity for Endari® for SCD in the U.S. expired on July 7, 2024 and Endari® has no intellectual property protection of Endari® in the U.S. or orphan drug or other market exclusivity in the MENA region, which lack of exclusivity may result in the introduction of generic versions of PGLG in the U.S. and MENA regions and adversely affect our Endari® sales and results of operations in future periods. On July 15, 2024, for example, ANI Pharmaceuticals, Inc., or ANI. announced the launch of its L-Glutamine Oral Powder, a generic version of Endari®, following final approval of its Abbreviated New Drug Application from the U.S. Food and Drug Administration. The introduction of ANI’s generic product or other generic versions of L-Glutamine oral powder has adversely affected Endari® sales in the U.S. and is likely to adversely affect the reimbursement rates that Medicare, Medicaid and third-party payors are willing to pay for Endari®, which could have a material, adverse effect on our future sales. It is also possible that ANI or other generic maker will seek to introduce generic versions of Endari® in the MENA region.

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

The market for Endari® also depends on access to third-party payors’ drug formularies, which are lists of medications for which third-party payors provide coverage and reimbursement. The competition in the industry to be included in such formularies may lead to downward pricing pressure on us. Also, third-party payors may refuse to include Endari® in their formularies or otherwise restrict patient access to Endari® if a less costly generic equivalent or other alternative treatment is available. In this regard, Medicare and Medicaid reimbursement rate for branded products such as Endari are subject to decrease to the cost of comparable generic versions of the products such as ANI’s L-Glutamine Oral Powder or other generic versions of Endari®. In light of the recent launch of ANI’s L-Glutamine Oral Powder, we expect to reduce the wholesale acquisition cost of Endari to address these reimbursement requirements.

Sales of Endari® in the MENA region are subject to lengthy reimbursement terms compared to U.S. sales, and management expects that our accounts receivable aging will be adversely affected by such terms as sales in the MENA region increase compared to our U.S. sales.

The majority of Endari® sales are to a few customers and the loss of a customer could adversely affect our results of operations.

We sell Endari® to specialty distributors and specialty pharmacies which, in turn, resell Endari® to pharmacies, hospitals and other customers. Four of our distributors accounted for approximately 71% of Endari sales in the year ended December 31, 2024. The loss of any of these distributors or a material reduction in their Endari® purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The market exclusivity for Endari® for SCD in the U.S. expired in July 2024 and Endari® has no or limited market exclusivity in the MENA region, which lack of exclusivity could adversely affect our Endari® sales and results of operations in the U.S. and in the MENA region.

The exclusivity protections that protect Endari® for use for SCD are limited in ways that may affect our ability to effectively exclude third parties from competing against us. In particular:

•
Orphan Drug market exclusivity protection for Endari® for SCD expired in the U.S. on July 7, 2024 and Endari® faces competition from less expensive generic versions of PGLG; and
•
we do not have intellectual property protection nor orphan drug designation or data exclusivity in key markets for Endari® in the MENA region, which could adversely affect the commercial success of Endari® in the region.

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

Our only product, Endari®, is a prescription-grade L-glutamine, or PGLG, oral powder treatment for sickle cell anemia and sickle ß0-thalassemia, two of the most common forms of SCD. SCD is a genetic blood disorder that affects 20 million to 25 million people worldwide and occurs primarily among those whose ancestors are from regions including sub-Saharan Africa, South America, the Caribbean, Central America, the Middle East, India and Mediterranean regions such as Turkey, Greece and Italy. Thus, while SCD affects people throughout the world, the prevalence of SCD is higher in certain geographies, such as central and sub-Saharan Africa and the Caribbean, that currently have underdeveloped health care systems or significantly lower rates of health insurance coverage and incidence of these conditions in the United States is relatively low. Furthermore, many potential patients in many of these geographies are low-income and may be unable to afford Endari®. These factors may ultimately limit our addressable market. Our ability to achieve and sustain profitability may be adversely impacted if we are unable to access markets with greater prevalence of SCD or reach enough SCD patients in geographies with more well-developed health care systems.

A variety of risks associated with marketing Endari® internationally could hurt our business.

We are seeking regulatory approval for Endari® for SCD in the Kingdom of Saudi Arabia but may not be successful. For example, in May 2019, we announced that the European Medicines Agency’s, EMA’s, Committee for Medicinal Products for Human Use, or CHMP, had adopted a negative opinion regarding our application for marketing authorization, or MAA, based upon the CHMP’s position that our main clinical study did not conclusively support the efficacy of the treatment in SCD patients. In light of the CHMP’s opinion, we withdrew our MAA in September 2019. There is no assurance that we will be successful in obtaining marketing authorization in the Kingdom of Saudi Arabia or other jurisdictions outside the U.S. If we obtain marketing authorization, we expect that we will be subject to additional risks related to operating in foreign countries including:

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

We also rely upon a single packager of Endari®, with which we have no firm commitment to continue its services. The packager repeatedly delayed the scheduled packaging of Endari® beginning in December 2023, which resulted in a severe shortage of finished goods inventory and materially, adversely affected our Endari® sales in 2024. Although we believe we have sufficient finished goods inventory on hand for at least the first half of 2025, we are seeking a new source of packaging to avoid similar problems in the future. There is no assurance that we can retain suitable packaging sources or, if we do, that we will not experience delays in the production of finished goods or future shortages of Endari®.

In addition, all manufacturers, packagers, distributors and suppliers of pharmaceutical products must comply with applicable cGMP regulations for the manufacture of pharmaceutical products, which are enforced by the FDA through its facilities inspection program. If our manufacturers and key suppliers are not in compliance with cGMP requirements, it may result in a delay of approval for products undergoing regulatory review or the inability to meet market demands for any approved products, particularly if these sites supply single source ingredients required for the manufacture of any potential product. Furthermore, each manufacturing facility used to manufacture drug or biological products is subject to FDA inspection and must meet cGMP requirements. As a result, if one of the manufacturers that we rely on shifts production from one facility to another, the new facility must undergo a preapproval inspection and, for biological products, must be licensed by regulatory authorities prior to being used for commercial supply. A failure to comply with any applicable manufacturing requirements, including cGMP requirements, could delay or prevent the promotion, marketing or sale of our products. If the FDA or any other applicable regulatory authorities do not approve the facilities for the manufacture of Endari® or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to commercially supply Endari®.

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

Risks Related to Our Investment in EJ Holdings, Inc.

EJ Holdings has no revenues and we have ceased funding its business and operations, and there is no assurance that it can obtain needed funding or that it will be able to continue its activities.

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

As of December 31, 2024, we had loans receivable from EJ Holdings totaling approximately $25.8 million. EJ Holdings will need to raise substantial debt or equity financing to fund its activities to refurbish the plant and the plant’s operations if the phase-in of the plant is completed, including, but not limited to, maintaining the physical plant and maintaining regulatory approvals for the manufacture of its products. To the extent EJ Holdings raises additional debt financing, its ability to repay our loans may be adversely affected.

We have disposed of our former equity interest in EJ Holdings, which may increase the risk that our loans to EJ Holdings will not be repaid.

In December 2023, we sold and assigned our former equity interest in EJ Holdings at our cost to Niihara International, Inc. which was formed by Yutaka Niihara, M.D., Ph.D., our former Chairman and Chief Executive Officer and a principal stockholder of the company. In January 2024, Japan Industrial Partners, or JIP, which owned 60% of EJ Holdings, also disposed of its equity interest in EJ Holdings to Niihara International, Inc. We and JIP have no influence over the management or operation of EJ Holdings. To the extent that EJ Holdings incurs secured or unsecured debt financing to sustain its activities at the Ube plant, it may be unable to repay some or all our loans as they come due in 2027 and 2028.

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

Risks Related to Our Securities

We have been delinquent in our past SEC reporting obligations, and if we fail to timely file our future SEC reports, our security holders and prospective investors will not have current information regarding our financial statements and status of our business and operations and our common stock may no longer be eligible for quotation on the OTC Markets Group, Inc.

We were unable to timely file with the SEC our Annual Report for 2023 due to the complex accounting for the disposition of our former equity interest in EJ Holdings. Due to the delay in filing the Annual Report, we also were unable to timely file our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024. Prior to that time, we also were unable to timely file with the SEC our Annual Reports on Form 10-K for the years ended December 31, 2019 and December 31, 2020 and our Quarterly Reports on Form 10-Q for 2020 or our Quarterly Report for the quarter ended March 31, 2021. Our failure to timely file our periodic SEC reports adversely affects the ability of our security holders and prospective investors to have current information regarding our financial statements and status of our business and operations and is likely to have adversely affected the liquidity and trading prices of our common stock. Under applicable rules of the Financial Industry Regulatory Authority, or FINRA, our failure to timely our periodic reports with the SEC may result in the disqualification of our common stock for quotation on the OTC Markets Group, Inc. In such event, there may be no established trading market for our common stock unless and until we comply with our SEC reporting obligations and our common stock once again becomes eligible for quotation on the OTC Markets Group, Inc. or is listed on a national securities exchange.

We have experienced, and may continue to experience, significant volatility in our stock price.

The trading price for our common stock has historically been volatile and traded at higher or lower prices that are seemingly uncorrelated with our results of operations, financial condition or prospects. Between January 1, 2024 and December 31, 2024, the closing sale price of our common stock as reported on the OTC Markets Group, Inc. ranged from a low of $0.0001 to a high of $0.13 and may continue to exhibit volatility. Factors such as the following may affect the volatility in our stock price:

•
our quarterly operating results;
•
marketing approvals or disapprovals or other developments regarding Endari® or competing products;
•
announcements of regulatory developments or technological innovations by us or our competitors;

•
changes in our relationship with our vendors, distributors or other strategic partners; and
•
government regulation of drug pricing.

We may be particularly vulnerable to volatility caused by these conditions or events, as we have only a single product and no ongoing product development efforts and thin trading volume in our common stock.

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our investors and stockholders to resell their common stock.

Public quotations for our common stock are available on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our business or operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system such as The Nasdaq Capital Market or a stock exchange like the NYSE American. These factors may result in investors having difficulty purchasing and reselling shares of our common stock.

Our outstanding warrants and convertible promissory notes may result in dilution to our stockholders.

Certain of our outstanding warrants to purchase a total of up to approximately 2,375,000 shares of our common stock provide for a so-called full-ratchet anti-dilution adjustment in the event we sell or issue shares of common stock or common stock equivalents at an effective price less than the exercise price of such warrants, subject to certain exceptions. As of December 31, 2024, we also had outstanding approximately $11.9 million principal amount of convertible promissory notes which are convertible into shares of our common stock at a conversion price of $0.03 per share, subject to possible future reductions on a quarterly basis in the event the prevailing trading price of our common stock is less than the then-conversion price. The anti-dilution adjustments of our outstanding warrants would be triggered by future issuances by us of shares of our common stock upon conversion of the convertible promissory notes, or otherwise, at a price per share below the then-exercise price of such warrants, which adjustments would have a further dilutive effect on our stockholders.

Stockholders may experience future dilution from future financings.

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

Sales of a substantial number of shares of our common stock in the public market, or the possibility of such sales upon the exercise or conversion of our outstanding warrants or convertible promissory notes, could cause the market price of our common stock to decline or serve to depress the market price of our common stock. A substantial majority of the outstanding shares of our common stock are, and the shares of common stock issuable upon the exercise of our outstanding warrants and other convertible securities or shares which may be sold in future offerings by us will be, freely tradable without restriction or further registration under the Securities Act.

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

Each state has its own securities laws, often called “blue sky” laws, which limit sales of securities to a state’s residents, unless the securities are registered in that state or qualify for an exemption from registration and govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must also be registered in that state. As long as our common stock is quoted on the OTCQB, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our common stock. You should therefore consider the resale market for our common stock warrants to be limited, as you may be unable to resell your common stock without the significant expense of state registration or qualification.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We periodically assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity processes, and practices as part of our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. Our senior management, in consultation with our third-party information technology, or IT, vendor assesses risks based on probability and potential impact to our business and information systems and processes. Any identified risks that are considered high are monitored and tracked as part of our overall risk management program overseen by our board of directors.

We collaborate with our third-party IT vendor to assess the effectiveness of our cybersecurity prevention and response systems and processes and have not had a need to utilize cybersecurity assessors, consultants or other external cybersecurity experts to assist in the identification, verification, and validation of cybersecurity risks or to support any necessary mitigation plans.

Neither cybersecurity incidents nor cybersecurity threats have materially affected our company, including our business strategy, results of operations, or financial condition. We are not aware of any cybersecurity threats that are reasonably likely to materially affect our company. Refer to the risk factor captioned “Our business and operations may be adversely affected by information technology (“IT”) system failures or cybersecurity or data breaches” in Part I, Item 1A. "Risk Factors" for additional description of cybersecurity risks and potential related impacts on our Company.

Governance

Our board of directors oversees our risk management process, including as it pertains to cybersecurity risks.

We take a risk-based approach to cybersecurity and have implemented cybersecurity policies and measures in collaboration with our IT vendor that are designed to address cybersecurity threats and incidents. Our IT vendor with oversight from our Chief Executive Officer, Mr. Lee, is currently responsible for the establishment and maintenance of our cybersecurity program, as well as the assessment and management of cybersecurity risks. Our IT vendor has over 25 years of experience in information security and possesses the requisite expertise and experience expected of such an individual given our company’s risk profile.

Mr. Lee provides periodic updates on any cybersecurity incidents and threats to our Board of Directors and to the Audit Committee of our board of directors as such incidents may arise.

ITEM 2. PROPERTIES

Prior to November 2024, we leased 21,293 square feet of office space for our headquarters in Torrance, California, at a base rental of $90,069 per month pursuant to lease, as amended, which was to expire on September 30, 2026. In November 2024, the lease was amended to, among other things, reduce the leased space to 4,639 square feet at a base rental of $18,556 per month and to provide for our upfront payment of approximately $58,483 to fund the cost of demising work on the former leased space. The amended lease will expire on April 1, 2030.

We also lease 1,163 square feet of office space in Dubai, UAE, which lease will expire on June 19, 2026. Rent expense for the years ended December 31, 2024 and 2023 was approximately $1,110,000 and $1,167,000, respectively.

We believe our existing facilities are adequate for our current and planned future operations, and we expect to be able to renew the leases on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Public quotations for our common stock were available on the OTCQX tier of the OTC Markets until June 11, 2024, when our common stock was relegated to the Pink tier of the OTC Markets for failure to timely file this Annual Report. On or about October 18, 2024, public quotations for our common stock became available on the OTCQB tier of the OTC Markets. The ticker symbol for our common stock is “EMMA.” The information reported on the OTC Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Holders

As of March 15, 2025, we had approximately 395 stockholders of record.

Dividends

We have never paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors in its discretion and will depend on our financial condition, operating results, capital requirements, our ability to satisfy the requirements for paying dividends under the Delaware General Corporation Law and restrictive covenants under our outstanding indebtedness and other factors that the board of directors considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024, regarding compensation plans, including any individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,000,000	$1.67	419,167
Equity compensation plans not approved by security holders	1,000,000	$0.49	—

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

Company Overview

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. Our only product, Endari® (prescription grade L-glutamine oral powder) is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”) in adult and pediatric patients five years of age and older. In April 2022, Endari® was approved by the Ministry of Health and Prevention in the United Arab Emirates, or U.A.E, in adults and pediatric patients five years of age and older. In November and December of 2022, we received marketing authorizations for Endari® in Qatar and Kuwait, respectively. In May 2023, we received approval for marketing of Endari to treat SCD from the Bahrain National Health Regulatory Authority. In July 2023, we received marketing approval for Endari® in Oman. Application for marketing authorization in the Kingdom of Saudi Arabia, or KSA is pending. While the application is pending, the FDA approval of Endari® can be referenced to allow access to Endari® in the KSA on a named-patient basis.

Endari® is sold in the U.S. through our nonexclusive distributors. Until August 2024, Endari® was marketed and sold in the U.S. by our internal commercial sales team. In August 2024, we reduced our internal sales team and in October terminated the employment of our Chief Commercialization Officer. Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. We have agreements in place with the nation’s leading distributors, as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide.

As of December 31, 2024, our accumulated deficit was $262.6 million, and we had cash and cash equivalents of $1.4 million. Until we can generate sufficient net revenues from Endari® sales, our future cash requirements are expected to be financed through loans from related parties, third-party loans, public or private equity or debt financings or possible corporate collaboration and licensing arrangements. We are unable to predict if or when we will become profitable.

Critical Accounting Estimates and Accounting Policy

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

While our significant accounting policies are more fully described in Note 2 of the Notes to Financial Statements included in this Annual Report, we believe that the accounting policies discussed below under “Financial Overview” are the most critical to assist you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

The investment in convertible bond, the convertible features on convertible debt instruments and certain outstanding warrants that contain price adjustment provision are remeasured at fair value on a recurring basis using Level 3 inputs. The level 3 inputs in the valuation and valuation methods used are discussed in Note 5, 7 and 8. There are no other assets or liabilities measured at fair value on a recurring basis.

Derivative liability

We evaluate its financial instruments including convertible notes to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. We apply significant judgment to identify and evaluate terms and conditions in these contracts and agreements to determine whether embedded derivative exists. If all the requirements for bifurcation are met, embedded derivatives are separately measured from the host contract. Bifurcated embedded derivatives are initially recorded at fair value and then remeasure at each reporting period, with change in fair value recognized in the consolidated statements of operations. Bifurcated embedded derivative are classified as separate liability in the consolidated balance sheets.

Related Party Transactions

For a discussion of related party transactions, refer to Note 5,6,7,8, 11, and 12 of the Notes to Consolidated Financial Statement included elsewhere in this Annual Report, which information is incorporated herein by reference.

Financial Highlights

	Years Ended December 31,
	2024	2023
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
REVENUES, NET	$16,653	$29,597
COST OF GOODS SOLD	1,201	1,342
GROSS PROFIT	15,452	28,255
OPERATING EXPENSES
Research and development	657	1,189
Selling	6,002	8,635
General and administrative	10,687	14,891
Total operating expenses	17,346	24,715
INCOME (LOSS) FROM OPERATIONS	(1,894)	3,540
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	—	(821)
Change in fair value of warrant derivative liabilities	57	1,195
Change in fair value of conversion feature derivative, notes payable	291	2,773
Realized loss on investment in convertible bond	(544)	(297)
Net loss on equity method investment	—	(1,713)
Gain on restructured debt	1,032	—
Foreign exchange loss	(148)	(1,767)
Interest and other income (net)	274	681
Interest expense	(5,492)	(7,383)
Total other expense	(4,530)	(7,332)
LOSS BEFORE INCOME TAXES	(6,424)	(3,792)
Income tax provision (benefit)	29	(59)
NET LOSS	$(6,453)	$(3,733)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.10)	$(0.07)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	63,234,789	53,105,388

Years ended December 31, 2024 and 2023

Net Loss. Net loss increased by $2.7 million, or 73%, to $6.0 million for the year ended December 31, 2024 compared to net loss of $3.7 million for the year ended December 31, 2023. The increase was due primarily to a $12.8 million decrease in gross profit partially offset by decreases of $7.4 million in operating expenses and $2.8 million in other expenses. As of December 31, 2024, we had an accumulated deficit of approximately $262.6 million.

Revenues, Net. Net revenues decreased by $12.9 million, or 44%, to $16.7 million for the year ended December 31, 2024 compared to $29.6 million in 2023 due to a shortage of finished goods inventory during the first half of 2024 and the introduction of a generic version of L-glutamine oral powder following the expiration of the orphan drug exclusivity for Endari® in the U.S. as discussed below.

On July 15, 2024, ANI Pharmaceuticals, Inc., or ANI. announced the launch of its L-Glutamine Oral Powder, a generic version of Endari®, following final approval of its Abbreviated New Drug Application from the U.S. Food and Drug Administration. The introduction of ANI’s generic product or other generic versions of L-Glutamine oral powder has adversely affected Endari® sales and is likely to adversely affect the reimbursement rates that Medicare, Medicaid and third-party payors are willing to pay for Endari®, which could have a material, adverse effect on our future sales and net revenues.

The market exclusivity for Endari® for SCD in the U.S. expired in July 2024 and Endari® has no or limited market exclusivity in the MENA region, which lack of exclusivity could adversely affect our Endari® sales and results of operations in the U.S. and the MENA region. We cannot predict whether or when competing generic prescription-grade L-glutamine products may be introduced in the MENA region or what effect the introduction of such products may have on reimbursement rates for Endari® in the MENA region or Endari® sales.

Cost of Goods Sold. Cost of goods sold decreased by $0.1 million, or 11%, to $1.2 million for the year ended December 31, 2024 compared to $1.3 million in 2023. This decrease was primarily due to a decrease in net revenues, partially offset by higher unit cost.

Research and Development Expenses. Research and development expenses decreased by $0.5 million, or 45%, to $0.7 million for the year ended December 31, 2024 compared to $1.2 million in 2023. The decrease was primarily due to our suspension of substantially all research and development activities in late 2023.

Selling Expenses. Selling expenses decreased by $2.6 million, or 30%, to $6.0 million for the year ended December 31, 2024 compared to $8.6 million in 2023. The decrease was due to decreases of $1.6 million in payroll expense, $0.5 million in promotional expenses, and $0.4 million in travel expenses. We expect that our selling expenses will continue to decrease in the U.S. as our exclusivity in Endari® expired but increase in other regions as we expand Endari® marketing and sales activities.

General and Administrative Expenses. General and administrative expenses decreased by $4.2 million, or 28%, to $10.7 million for the year ended December 31, 2024 compared to $14.9 million in 2023. The decrease was primarily due to $1.5 million in payroll related expenses, including shared-based compensation, $0.7 million in transaction cost, $0.5 million in factoring fee, $0.3 million in settlement fee and $0.3 million in travel expenses.

Other Expense. Other expense decreased by $2.8 million, or 38%, to $4.5 million for the year ended December 31, 2024 compared to $7.3 million in 2023. The decrease was primarily due to an increase of $1.0 million in gain on restructured debt and decreases of $1.9 million in interest expenses, $1.7 million in net loss on equity method investment and $1.6 million in foreign exchange loss, partially offset by a $2.5 million change in fair value of conversion feature derivative liability and $1.1 million in change in fair value of warrant derivative liabilities.

Income Tax Provision (Benefit). Income tax provision increased by $88,000 or 149%, to income tax expense of $29,000 for the year ended December 31, 2024 compared to income tax benefit of $59,000 in 2023. A valuation allowance for net deferred tax assets recorded when it is more likely than not that we will not realize these assets through future operations. The valuation allowance decreased by approximately $4.1 million and $1.2 million for the year ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, and 2023, we had no unrecognized tax benefits or position which in the opinion of management would be reversed if challenged by a tax authority.

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

Liquidity and Capital Resources

We realized a net loss of $6.5 million for the year ended December 31, 2024 and anticipate that we will continue to incur net losses for the foreseeable future and until we can generate increased net revenues from Endari® sales. There is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources repay our existing indebtedness or to fund our operations until we are able to generate sufficient cash flow from operations.

Liquidity represents our ability to pay our liabilities when they become due, fund our business operations and meet our contractual obligations, including repayment of our indebtedness and the purchase of API under our supply arrangements with Telcon, and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period, sales of future receipts to third parties, proceeds from related-party loans and other financing activities. Our short-term and long-term cash requirements consist primarily of working capital requirements, general corporate needs, our contractual obligations to purchase API from Telcon and debt service under our outstanding notes payable.

As of December 31, 2024, we had outstanding $16.1 million in principal amount of convertible promissory notes and $10.6 million in principal amount of other notes payable that are due within a year. Our minimum lease payment obligations were $3.2 million, of which $2.4 million was payable within 12 months.

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

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of filing of this Annual Report as referred to in the “Risk Factors” section of this Annual Report and Note 2 of the Notes to Consolidated Financial Statements included herein. The report of our independent public accounting firm on our financial statements as of and for the year ended December 31, 2024 included in Item 15 of this Annual Report contains a going concern qualification.

Cash Flows

Net cash used in operating activities

Net cash used in operating activities increased by $0.8 million, or 52%, to $2.3million for the year ended December 31, 2024 from $1.5 million for the year ended December 31, 2023. The increase was primarily due to an increase of $2.8 million in net loss and a $4.6 million increase in non-cash adjustments to net loss, partially offset by a $6.6 million decrease in working capital. The increase in non-cash adjustments to net loss was primarily attributable to reductions of $1.9 million in amortization of discount of notes payable and convertible notes payable, $1.7 million in loss on equity method investment and $1.0 million in shared-based compensation, and an increase of $1.0 million in gain on restructured debt.

Net cash provided by (used in) investing activities

Net cash provided by investing activities increased by $2.9 million, or 679%, to $ 2.5 million for the year ended December 31, 2024 from $0.4 million net cash used in investing activities for the year ended December 31, 2023. The increase was primarily due to a $2.6 million decrease in loans to equity method investee, partially offset by increase of $0.3 million in proceeds from the deemed sale of a portion of the Telcon convertible bond from the offset of target shortfalls discussed above.

Net cash provided by (used in) from financing activities

Net cash used in from financing activities increased by $3.8 million, or 155%, to $1.4 million for the year ended December 31, 2024 from net cash provided by financing activities of $2.5 million for the year ended December 31, 2023. The increase was the result of $5.9 million reduction of proceeds received from issuance of promissory notes and convertible notes, partially offset by the reduction of $2.0 million in repayments to promissory notes and convertible notes.

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

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of December 31, 2024 under the supervision and with the participation of our management, including our principal executive officers and Chief Financial Officer. Based on that evaluation, our principal executive officers and Chief Financial Officer concluded that our DCP were not effective as of December 31, 2024.

Material Weaknesses

As previously reported, our management identified ongoing material weaknesses (the “Material Weaknesses”) in our internal control over financial reporting. The Material Weaknesses related to inadequate accounting treatment for complex accounting matters, inadequate financial closing process, segregation of duties, including access control over information technology, especially financial information, inadequate documentation of policies and procedures over risk assessments, internal control and significant account processes, and insufficient entity risk assessment processes.

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

We implemented an integrated cloud-based enterprise resource planning system to manage our financial information and replace our outdated financial accounting systems and software. As a result of these actions, management has concluded that the certain material weaknesses identified in previous fiscal years have been remediated but that there continued to be material weaknesses in our internal control over financial reporting as of December 31, 2024. In particular, our finance and financial accounting department is not adequately staffed, which results in not all policies and procedures being properly documented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

Attestation Report

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, we are not subject to the attestation requirement.

Changes in Internal Control Over Financial Reporting

Except as described above, based on the evaluation of our management as required by paragraph (d) of Rule 13a‑15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals constitute our board of directors and executive officers:

Name	Age	Position
Willis C. Lee, M.S.	64	Chairman of the Board, Chief Executive Officer
Yasushi Nagasaki, C.P.A.	57	Chief Financial Officer
Charles Stark, Pharm.D.	69	Chief Science Officer & EVP of Clinical Development and Medical Affairs
Wei Peu Zen	72	Director
Ian Zwicker	77	Director
Jon Kuwahara	59	Director

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

Willis C. Lee, M.S. was appointed Chief Executive Office and Chairman of the Board of Directors of the Company on July 15, 2024 and October 2, 2023, respectively. He served as Chief Operating Officer since May 2011 and as a director since December 2015 and served as Vice-Chairman of the board of directors from January 2016 and as Chief Financial Officer from October 2016 to July 2018 of EMI Holding. Mr. Lee also previously served as a director of EMI Holding from May 2011 to May 2014 and again from December 2015 to January 2016. Mr. Lee served as the Co-Chief Operating Officer and Chief Financial Officer and as a director of Emmaus Medical from March 2010 to May 2011. Prior to that time, he was the Controller at Emmaus Medical from February 2009 to February 2010. From 2004 to 2010, Mr. Lee led worldwide sales and business development of Yield Dynamics product group at MKS Instruments, Inc., a provider of instruments, subsystems, and process control solutions for the semiconductor, flat panel display, solar cell, data storage media, medical equipment, pharmaceutical manufacturing, and energy generation and environmental monitoring industries. Prior to that time, Mr. Lee held various managerial and senior positions at various public and private companies in the semiconductor and other industries. Mr. Lee received his B.S. degree and a M.S. degree in Physics from University of Hawaii and University of South Carolina, respectively. We believe Mr. Lee is qualified to serve as a director due to his extensive knowledge and experience, as well as his intimate knowledge of the company through his service as an executive officer of the company and Emmaus Medical.

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

Wei Peu Zen is the Vice Chairman and Chief Executive Officer of Wai Kee Holdings Limited, a Hong Kong-based construction and infrastructure company whose shares are listed on the Main Board of Hong Kong Stock Exchange. He is also the Chairman, Chief Executive Officer and Managing Director of Build King Holdings Limited, a subsidiary of Wai Kee Holdings Limited. In addition, he is the Chairman of Road King Infrastructure Limited, an associated corporation of Wai Kee Holdings Limited. The shares of both Build King Holdings Limited and Road King Infrastructure Limited are listed on the Main Board of Hong Kong Stock Exchange. Mr. Zen has over 50 years of experience in civil engineering and is responsible for the overall management of Wai Kee Group and oversees the operations of Wai Kee Group. Mr. Zen holds a B.Sc. degree in Engineering from The University of Hong Kong and a M.B.A. degree from The Chinese University of Hong Kong and is a member of both the Institution of Civil Engineers and the Hong Kong Institution of Engineers and a fellow member of the Institute of Quarrying, UK. He is a past Honorary Treasurer of Hong Kong Construction Association and a member of HKTDC Infrastructure Development Advisory Committee. He is also the President of Hong Kong Contract Bridge Association. We believe Mr. Zen is qualified to serve as a director due to his executive experience and business expertise, including in foreign markets. Mr. Zen also brings to the board of directors his diverse experience as a foreign national and board member and executive officer of Hong Kong-based publicly traded companies.

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

Jon Kuwahara was appointed as a director and as Chair of the Audit Committee of the Board of Directors on October 1, 2024. He previously served as a director of Emmaus and as Chairman of the Audit Committee and a member of the Corporate Governance and Compensation Committee of the Board from January 20216 to September 2018. He has served as Vice President – Finance of Crinetics Pharmaceuticals, Inc. (NASDAQ: CRNX), San Diego, California, since August 2021. Prior to that time, Mr. Kuwahara served as Senior Vice President – Finance and Administration of Novus Therapeutics, Inc. (NASDAQ: NVUS), Irvine, California, from July 2016 to July 2021 and in senior finance and accounting positions with a number of other life sciences companies. Mr. Kuwahara is a Certified Public Accountant and holds a Bachelor of Business Administration, Accounting, degree from the University of Hawaii at Manoa, Honolulu, Hawaii. We believe Mr. Kuwahara’s prior experience with the Company and ongoing expertise and experience in SEC financial reporting and accounting matters makes his well-qualified to serve as a director and Audit Committee member.

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

Board of Directors and Committees and Director Independence

Our board of directors currently consists of four members. Our board of directors has determined that each of Wei Peu Zen, Ian Zwicker and Jon Kuwahara is an “independent” director as defined by The NASDAQ Marketplace Rules currently in effect and all applicable rules and regulations of the SEC. Both members of the Audit Committee satisfy the “independence” standards of The NASDAQ Marketplace Rules applicable to members of such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and its review of the directors’ responses to a standard questionnaire regarding affiliations, family and other relationships and transactions between each director or any member of his or her immediate family and the Company or its subsidiaries or affiliates.

Audit Committee

Our Audit Committee consists of Mr. Kuwahara and Mr. Zwicker, each of whom is an independent director as defined by The NASDAQ Marketplace Rules. Mr. Kuwahara serves as Chair of the Audit Committee and qualifies as an “audit committee financial expert” as defined under Item 407(d) of Regulation S‑K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s primary responsibilities and duties are to:

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

Governance and Nominations Committee and Compensation Committee

Our board of directors previously established both a Governance and Nominations Committee and a Compensation Committee, but the activities of the Committees have been suspending pending the possible eventual up listing of our common stock to a national securities exchange. In the meantime, our board of directors as a whole is responsible for the functions of the Committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is currently registered under Section 12 of the Securities Exchange Act. As a result, and pursuant to Rule 16a‑2, our directors and executive officers and beneficial owners of 10% or more of our common stock are currently required to file statements of beneficial ownership with respect to their ownership of our equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3 and 4 and any Forms 5 furnished to us, we believe that during the fiscal year ended December 31, 2024 our directors and officers filed all reports required by Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation earned by our principal executive officers, and our two other most highly compensated executive officers, whom we refer to as our “named executive officers,” for the fiscal years ended December 31, 2024 and 2023:

Name and Position	Year ended December 31	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Willis C. Lee	2024	233,018	—	—	18,073	—	251,091
Chief Executive Officer	2023	240,000	—	—	80,221	—	320,221
Yasushi Nagasaki	2024	241,257	—	—	18,073	—	259,330
Chief Financial Officer	2023	250,000	—	—	24,066	—	274,066
Charles Stark	2024	202,350	—	—	18,073	—	220,423
Chief Science Officer & EVP of Clinical Development and Medical Affairs	2023	174,831	—	—	16,044	—	190,875
George Sekulich (1)	2024	208,353	—	—	18,073	34,284	260,710
Former Chief Commercial Officer	2023	210,000	—	—	16,044	—	226,044

(1) On October 4, 2024, Mr. Sekulich ceased to serve as our Chief Commercial Officer.

The compensation of Mr. Lee does not reflect annual performance bonuses contemplated by his employment agreement. No specific performance criteria were established for payment of such bonuses for 2024 or 2023.

Outstanding Equity Awards at 2024 Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2024:

Name	Number of Securities Underlying Unexercised Awards Exercisable	Number of Securities Underlying Unexercised Awards Unexercisable	Exercise Price	Expiration Date
Willis C. Lee	315,043	—	$4.76	5/10/2026
	319,445	180,555	$4.50	1/11/2033
	200,000	—	$0.15	1/31/2034
Yasushi Nagasaki	315,043	—	$4.76	5/10/2026
	95,834	54,166	$4.50	1/11/2033
	200,000	—	$0.15	1/31/2034
Charles Stark	105,014	—	$4.76	5/10/2026
	63,890	36,110	$4.50	1/11/2033
	200,000	—	$0.15	1/31/2034
George Sekulich (1)	21,002	—	$4.76	5/10/2026
	78,760		$10.76	8/8/2028
	63,890	36,110	$4.50	1/11/2033

(1) On October 4, 2024, Mr. Sekulich ceased to serve as our Chief Commercial Officer.

Employment Agreements

On April 5, 2011, Emmaus Medical, Inc., our indirect wholly owned subsidiary, entered into employment agreement with Mr. Lee. The Employment Agreements had an initial two-year term, which renews automatically for consecutive one-year periods unless we or the officer provides notice of non-renewal at least 60 days prior to the expiration of the then current term.

Base Salary, Bonus and Other Compensation. Mr. Lee’s base salary in 2024 was $240,000. In addition to the base salary, each officer may be entitled to receive an annual performance bonus based on the officer’s performance. The officers are also eligible to receive paid vacation and to participate in health and other benefit plans and to be reimbursed for reasonable and necessary business expenses on the same basis as our other employees.

Equity Compensation. The Employment Agreement provides that on December 31 of each calendar year, or as soon as reasonably practicable after such date (each a “Grant Date”), we will grant non-qualified 10-year stock options with a Black-Scholes-Merton value of $50,000 to Mr. Lee with an exercise price per share equal to the “Fair Market Value” (as such term is defined in our 2011 Stock Incentive Plan) on the applicable Grant Date. The options are to vest as to one-third of the option shares on each of the first three anniversaries of the Grant Date. Any unvested options are to vest immediately upon a change in control (as defined below), termination of the officer’s employment other than a voluntary termination by the officer or our termination of the officer for cause. In the event the officer is terminated for any reason other than cause, death or disability or retirement, each option, to the extent that it is exercisable at the time of such termination, shall remain exercisable for the 90-day period following such termination, but in no event following the expiration of its term. In the event the officer’s employment terminates on account of death, disability or, with respect to any non-qualified stock option, retirement, each option granted that is outstanding and vested as of the date of such termination shall remain exercisable by such officer (or the officer’s legal representatives, heirs or legatees) for the one-year period following such termination, but in no event following the expiration of its term. No such stock option grants were made for either of the years ended December 31, 2024 or 2023.

Severance Compensation. If Mr. Lee’s employment is terminated for any reason during the term of his Employment Agreement, other than for cause or without good reason, he will be entitled to receive his base salary prorated through the termination date, any expense reimbursement due and owing for reasonable and necessary business expenses, and unpaid vacation benefits (the “Voluntary Termination Benefits”). If Mr. Lee’s employment is terminated due to his death or disability during the term of his employment agreement, he will also receive an amount equal to his target annual performance bonus, if any, and in the case of a termination due to disability, six additional months of his base salary to be paid out over a six-month period and payment of COBRA benefits for six months following the termination. If Mr. Lee’s employment is terminated without cause or he resigns with good reason (but not within two years following a change in control) during the term of his employment agreement, he will receive the Voluntary Termination Benefits and, subject to his signing a Release if all claims relating to his employment, a severance package equal to six months’ base salary to be paid out over a six-month period, an amount equal to half of the targeted annual performance bonus, if any, and payment of COBRA benefits for six months following the termination.

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

Change of Control. Mr. Lee's Employment Agreements will not terminate upon a “change of control,” which means any merger or reorganization where the holders of the company’s capital stock prior to the transaction own fewer than 50% of the shares of capital stock after the transaction, an acquisition of 50% of the voting power of the company’s outstanding securities by another entity, or a transfer of at least 50% of the fair market value of the company’s assets. Upon Mr. Lee’s termination without cause or for good reason that occurs within two years after a change of control, he will be entitle to receive the Voluntary Termination Benefits and, subject to his signing a Release of all claims relating to his employment, a severance package equal to one year’s base salary to be paid out over a 12-month period, an amount equal to the full-year targeted annual performance bonus, if any, payment of COBRA benefits for 12 months following the termination, and a one-time cash payment of $200,000. In addition, Mr. Lee’s unvested equity awards will vest upon such termination and he will have 36 months in which to sell or exercise such awards (subject to expiration of the term of such options).

Director Compensation

The following is a summary of the compensation of our non-employee directors for 2024:

•
$100,000 cash compensation, payable in quarterly installments.

•
possible awards of stock options as determined by the Compensation Committee or the Board.

The following table sets forth information regarding the compensation earned by our non-employee directors for the fiscal year ended December 31, 2024. Our employee directors are not compensated for their services as directors.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Wei Peu Zen	$100,000	$9,067	$109,067
Seah H. Lim, M.D., Ph.D (1)	83,333	$9,067	92,400
Ian Zwicker	100,000	$9,067	109,067
Jon Kuwahara	25,000	$—	25,000
Total	$308,333	$27,201	$335,534

(1) Dr. Lim resigned as a director in November 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 15, 2025 with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock owned by:

•
Each person known to us to be the beneficial owner of 5% or more of our outstanding common stock;
•
Each named executive officer;
•
Each director; and
•
All our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants and convertible notes held by that person that are exercisable on or within 60 days of March 15, 2025 are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership of Shares of Common Stock		Percent of Class (1)
Directors and Executive Officers
Willis C. Lee	Chairman and Chief Executive Officer	1,699,650	(2)	2.6%
Yasushi Nagasaki	Chief Financial Officer	698,812	(3)	1.1%
Charles Stark	Chief Science Officer & Executive Vice President of Clinical Development and Medical Affairs, Clinical, Regulatory	400,975	(4)	*
Jon Kuwahara	Director	—		*
Wei Peu Zen	Director	6,239,031	(5)	9.7%
Ian H. Zwicker	Director	200,000	(6)	*
Officers and Directors as a Group (6 persons)		9,238,468	(7)	13.9%

5% or More Owners
Yutaka Niihara, M.D., M.P.H.		12,202,851	(8)	19.1%
Telcon RF Pharmaceutical, Inc.		4,147,491	(9)	6.5%
Seah H. Lim		4,147,426	(10)	6.5%
__________
* Represents beneficial ownership of less than 1%.
(1) Based on 63,865,571 shares of common stock issued and outstanding as of March 15, 2025.
(2) Includes 903,932 shares underlying stock options.
(3) Includes 631,710 shares underlying stock options.
(4) Includes 382,793 shares underlying stock options.

(5) Includes 200,000 shares underlying stock options and 1,270,214 shares owned by Profit Preview International Group Limited, a Hong Kong limited company wholly owned by Mr. Zen. Excludes 521,827 shares owned by Smart Start investments Limited, a Hong Kong corporation and wholly owned subsidiary of Build King Holdings Limited, a Hong Kong stock exchange listed company, of which the Mr. Zen is a director and 9.96% shareholder, and 350,048 shares owned by Top Ability International, Ltd., a Hong Kong corporation and wholly owned subsidiary of Wai Kee Holdings Limited, a Hong Kong stock exchange listed company of which Mr. Zen is a director and 31.45% shareholder, as to which shares Mr. Zen disclaims beneficial ownership.

(6) Includes 200,000 shares underlying stock options.
(7) Includes 2,318,435 shares underlying stock options.

(8) Includes 12,047,057 shares held jointly by Dr. Niihara and Soomi Niihara, his wife, 63,000 shares held by Soomi Niihara and 92,794 shares owned by Hope International Hospice, Inc., or Hope Hospice. Dr. Niihara is the chief executive officer and a co-director of Hope Hospice and shares voting and investment power over such shares. The information for Dr. Niihara, whose address is c/o Hope International Hospice, Inc., 20705 S. Western Avenue, Unit 112 Torrance, CA 90501, is based solely on his Schedule 13D/A filed with the SEC on February 21, 2023 and may not be up to date.

(9) The information regarding Telcon RF Pharmaceutical, Inc. whose address is S-Tower 14th Floor 439 Bongunsa-ro, Gangnam-gu, Seoul, South Korea is based solely on its Schedule 13G filed with the SEC on August 26, 2019.

(10) The information regarding Dr. Lim is based on a Form 13G filed by him with the SEC on February 4, 2025.

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

Loans by Related Persons

The following table sets forth information relating to loans from related parties evidenced by promissory notes payable and convertible promissory notes payable to related persons outstanding at any time during the fiscal year ended December 31, 2024 (amounts in thousands).

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding December 31, 2024	Highest Principal Outstanding	Amount of Principal Repaid	Amount of Interest Paid
Promissory note payable - related parties:
	Willis Lee(2)	12%	10/29/2020	On Demand	100	100	—	2
	Soomi Niihara(1)	12%	12/7/2021	On Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	On Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	On Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	On Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	On Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	On Demand	200	200	—	—
	Albert Niihara(1)	10%	4/4/2022	On Demand	350	500	150	—
	Willis Lee(2)	10%	4/14/2022	On Demand	45	45	—	—
	Albert Niihara(1)	10%	4/19/2022	On Demand	250	250	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	On Demand	40	40	—	—
	Dr. Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	44
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	23
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	153
	Hope International Hospice, Inc.(1)	10%	8/17/2022	On Demand	50	50	—	—
	Hope International Hospice, Inc.(1)	10%	10/20/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	On Demand	100	100	—	—
	Dr. Yutaka and Soomi Niihara(1)	10%	3/21/2023	On Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 months	350	700	350	70
				Total	$5,693	$6,193	$500	$292
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents all fees, including reimbursements for expenses, billed for professional services rendered by our principal accountant for the years ended December 31, 2024 and 2023 (in thousands):

	2024		2023
	Marcum	Baker Tilly	Baker Tilly
Audit Fees	$90	$165	$516
Audit–Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—
Total	$90	$165	$516

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

In fiscal 2024 and 2023, all audit services and the corresponding fees were approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements: See “Index to Consolidated Financial Statements” on page F‑1 of this Annual Report.
2.
Financial Statement Schedule: See Notes to Consolidated Financial Statements starting on page F‑8 of this Annual Report.
3.
Exhibits: The exhibits listed in the following “Exhibit Index” are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
3.1	Restated Certificate of Incorporation.	10-K	001-35527	3.1	January 25, 2021
3.2	Amended and Restated By-Laws.	8-K	001-35527	3.4	July 22, 2019
4.1	Specimen Common Stock Certificate.	10-K	001-35527	4.1	March 31, 2022
4.2+	Emmaus Life Sciences, Inc. 2021 Incentive Plan	DEF14A	001-35527	Annex B	October 12, 2021
4.3+	Form of Incentive Stock Option Agreement under 2021 Stock Incentive Plan	S-8	001-35527	4.2	December 30, 2021
4.4+	Form of Non-Qualified Stock Option Agreement under 2021 Stock Incentive Plan (Non-Employee Director Grantee)	S-8	001-35527	4.3	December 30, 2021
4.5+	Form of Non-Qualified Stock Option Agreement under 2021 Stock Incentive Plan (Non-Director Grantee)	S-8	001-35527	4.4	December 30, 2021
4.6+	Emmaus Life Sciences, Inc. Amended and Restated 2011 Equity Incentive Plan.	DEF14A	000-53072	Annex A	September 19, 2014
4.7+	Form of Incentive Stock Option Agreement (Time-Based and Performance-Based Vesting) under 2011 Stock Incentive Plan.	8-K	000-142031	10.3a	May 4, 2011
4.8+	Form of Incentive Stock Option Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3b	May 4, 2011
4.9+	Form of Non-Qualified Stock Option Agreement (Time-Based and Performance-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3c	May 4, 2011
4.10+	Form of Non-Qualified Stock Option Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3d	May 4, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
4.11+	Form of the Restricted Stock Agreement (Time-Based and Performance-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3e	May 4, 2011
4.12+	Form of Restricted Stock Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3f	May 4, 2011
4.13	Contingent Common Stock Purchase Warrant	10-K	001-35527	4.24	May 4, 2021
4.14	Form of July 31, 2020 Common Stock Purchase Warrants	10-K	001-35527	4.25	May 4, 2021
4.15	Form of September 22, 2020 Common Stock Purchase Warrants	8-K	001-35527	10.1	September 24, 2020
4.16	Form of October 8, 2020 Common Stock Purchase Warrants	10-K	001-35527	4.27	May 4, 2021
4.17	Form of Common Stock Purchase Warrants dated as of January 11, 2023	8-K	001-35527	4.1	March 7, 2023
4.18	Common Stock Purchase Warrant dated January 27, 2023	8-K	001-35527	4.3	March 7, 2023
4.19	Convertible Promissory Note dated September 5, 2023	10-Q	001-35527	4.1	November 14, 2023
4.20	Form of Convertible Promissory Note Due February 24, 2025	8-K	001-35527	4.1	February 26, 2024
10.1	Loan Agreement dated as October 3, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and EJ Holdings, Inc.	10-Q	001-35527	10.7	November 13, 2019
10.2+	Executive Employment Agreement dated as of April 5, 2011 between Emmaus Medical, Inc. and Willis Lee.	8-K	000-142031	10.13	May 4, 2011
10.3+	Form of Indemnification Agreement between Emmaus Life Sciences, Inc. and its former and current directors and officers.	8-K	000-35527	10.1	September 25, 2017
10.4	Letter of Intent by and between Ajinomoto Aminoscience LLC and Emmaus Medical, Inc.	8-K/A	000-142031	10.24	July 5, 2011
10.5	Office Lease dated October 20, 2014 by and between EMI	10-K	001-35527	10.23(F)	March 31, 2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
	Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and Bixby Torrance LLC.
10.6	First Amendment to Office Lease Agreement dated February 1, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	000-142031	10.24a	March 21, 2019
10.7	Second Amendment to Office Lease Agreement dated December, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	000-142031	10.24b	March 21, 2019
10.8	Third Amendment to Office Lease Agreement dated September 10, 2019 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	001-35527	10.23	January 25, 2021
10.9	Fourth Amendment to Office Lease Agreement dated November 20, 2024 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.					*
10.10	Revised Management Control Acquisition Agreement dated September 29, 2017 by and among the registrant, Telcon Holdings, Inc. and Telcon, Inc. (now known as Telcon RF Pharmaceutical Inc.)	10-Q	000-142031	10.3	November 14, 2017
10.11	Distributor agreement entered into as of June 15, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.25	January 25, 2021
10.12	Amendment for Distributor Agreement entered into as of January 11, 2018 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.26	January 25, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.13	Raw Material Supply Agreement dated July 12, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.27	January 25, 2021
10.14	API Supply Agreement made as of June 16, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.28	January 25, 2021
10.15	Additional Agreement made as of July 2, 2018 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.29	January 25, 2021
10.16	Right to Sell (Call Option) Agreement between Emmaus Life Sciences, Inc. and Telcon RF Pharmaceutical, Inc.	10-K	001-35527	10.35	January 25, 2021
10.17	Loan Agreement Dated October 28, 2020 Between Emmaus Life Sciences, Inc. and EJ Holdings, Inc.	8-K	001-35527	10.1	November 13, 2020
10.18	Amendment No. 1 to Loan Agreement dated January 5, 2022 between Emmaus Life Sciences, Inc. and EJ Holdings, Inc.	10-K	001-35527	10.21	March 31, 2022
10.19	License Agreement between Kainos Medicine, Inc. and Emmaus Life Sciences, Inc.	10-K	001-35527	10.22	March 31, 2022
10.20	Promissory Note dated December 7, 2021 issued by registrant to Soomi Niihara.	10-K	001-35527	10.26	March 31, 2022
10.21	Amendment No.1 to Convertible Promissory Note of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) dated as of July 8, 2019	10-K	001-35527	10.20	July 3, 2024
10.22	Amendment No. 2 to Convertible Promissory Note of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) dated as of January 15, 2020	10-K	001-35527	10.37	May 4, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.23	Amendment No. 3 to Convertible Promissory Note of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) dated as of June 15, 2020.	10-K	001-35527	10.38	May 4, 2021
10.24	Amendment No. 4 to Convertible Promissory Note of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) dated as of June 15, 2023.	10-K	001-35527	10.23	July 3, 2024
10.25	Securities Purchase Agreement dated as of February 8, 2021 among Emmaus Life Sciences, Inc. and the “Purchasers” thereunder, including form of Convertible Promissory Note attached thereto as Exhibit A	8-K	001-35527	10.1	February 16, 2021
10.26	Transfer Restriction and Voting Agreement dated as of February 8, 2021 between Emmaus Life Sciences, Inc. and the “Purchasers” thereunder.	8-K	001-35527	10.2	February 16, 2021
10.27	Purchase and Sale Agreement dated December 22, 2020 between Emmaus Medical, Inc. and Prestige Capital Finance, LLC.	8-K	001-35527	10.1	February 22, 2021
10.28	Guaranty dated December 9, 2020 by Emmaus Life Sciences, Inc. in favor or Prestige Capital, Inc.	8-K	001-35527	10.2	February 22, 2021
10.29	Form of Promissory Note issued to the persons indicated on Schedule A thereto	10-Q	001-35527	10.2	May 13, 2022
10.30	Promissory Note dated March 31, 2022 issued to Wei Peu Zen	10-Q	001-35527	10.3	May 13, 2022
10.31	Promissory Note dated July 27, 2022 issued to Yutaka and Soomi Niihara	10-Q	001-35527	10.1	November 14, 2022
10.32	Promissory Note dated August 16, 2022 issued to Yutaka and Soomi Niihara	10-Q	001-35527	10.3	November 14, 2022
10.33	Promissory Note dated August 16, 2022 issued to Yutaka and Soomi Niihara	10-Q	001-35527	10.4	November 14, 2022
10.34	Promissory Noted dated August 17, 2022 issued to Hope International Hospice, Inc.	10-Q	001-35527	10.6	November 14, 2022

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.35	Promissory Note dated October 20, 2022 issued to Hope International Hospice, Inc.	10-K	001-35527	10.42	March 31, 2023
10.36	Promissory Note dated February 17, 2023 issued by registrant to Shigeru Matsuda.	10-Q	001-35527	10.2	May 15, 2023
10.37	Promissory Noted dated March 17, 2023 issued to Hope International Hospice, Inc.	10-Q	001-35527	10.5	May 15, 2023
10.38	Promissory Note dated March 21, 2023 issued to Yutaka and Soomi Niihara	10-Q	001-35527	10.6	May 15, 2023
10.39	Promissory Note dated April 24, 2023 issued by registrant to Eastwind, Ltd.	10-Q	001-35527	10.1	August 14, 2023
10.40	Promissory Note dated May 26, 2023 issued by registrant to Shigeru Matsuda.	10-Q	001-35527	10.3	August 14, 2023
10.41	Promissory Note dated December 1, 2023 issued by registrant to Wei Peu Zen	10-K	001-35527	10.41	July 3, 2024
10.42	Promissory Note dated March 15, 2024	10-Q	001-35527	10.4	September 10, 2024
10.43	Form of Convertible Promissory Note Due February 24, 2025	8-K	001-35527	4.1	February 26, 2024
10.44	Exchange Agreement dated as of February 21, 2024	8-K	001-35527	10.1	February 26, 2024
10.45	Form of Joinder Agreement and Amendment to Transfer Restriction and Voting Agreement	8-K	001-35527	10.2	February 26, 2024
10.46	Transfer Restriction and Voting Agreement entered into as of February 8, 2021 among Emmaus Life Sciences and the parties signatory thereto	8-K	001-35527	10.2	February 16, 2021
10.47	Agreement for the Purchase and Sale of Future Receipts with Agile Capital	10-Q	001-35527	10.1	November 19, 2024
10.48	Agreement for the Purchase and Sale of Future Receipts with Agile Capital dated December 2, 2024					*
19.1	Policy on Insider Trading and Policy Regarding Special Trading Procedures	10-K	001-35527	19.1	March 31, 2023
21.1	List of Subsidiaries.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
23.1	Consent of Independent Registered Public Accounting Firm Marcum LLP					*
23.2	Consent of Independent Registered Public Accounting Firm Baker Tilly US, LLP.					*
31.1	Certification of Principal Executive Officers pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Chief Financial Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officers and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________________________

+ Management contract or compensatory plan, contract or arrangement

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, California.

Emmaus Life Sciences, Inc.

By:	/s/ Willis C. Lee
Willis C. Lee
Title:	Chairman, Chief Executive Officer (Principal Executive Officer)
Date	April 14, 2025

By:	/s/ Yasushi Nagasaki
Yasushi Nagasaki
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date	April 14, 2025

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

By:	/s/ Jon Kuwahara
Jon Kuwahara
Title:	Director
Date	April 14, 2025

By:	/s/ Wei Peu Zen
Wei Peu Zen
Title:	Director
Date	April 14, 2025

By:	/s/ Ian Zwicker
Ian Zwicker
Title:	Director
Date	April 14, 2025

INDEX TO FINANCIAL STATEMENTS

EMMAUS LIFE SCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Emmaus Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Emmaus Life Sciences, Inc. and its subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended December 31, 2023, before the retrospective adjustment described in Notes 2, were audited by other auditors whose report, dated July 2, 2024, expressed an unqualified opinion on those statements. We have audited this retrospective adjustment to the 2023 consolidated financial statements, as reported in the consolidated financial statements as of and for the year ended December 31, 2024, related to the adoption of Accounting Standards Update 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" described in Note 2. In our opinion, such adjustment is appropriate and has been properly applied. We were not engaged to audit, review, or apply any procedures related to the Company’s 2023 consolidated financial statements other than with respect to the adjustment and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements as a whole.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Variable Considerations

As described in Note 2 to the consolidated financial statements, Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of sales discounts, returns, government rebates, chargebacks and commercial discounts. The Company recorded sales deductions of $5 million for the year ended of December 31, 2024. Actual amounts of consideration ultimately received may differ from estimates. If actual results vary materially from estimates, the Company will adjust these estimates, which will affect net sales of the products and results from operations in the period such estimates are adjusted.

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

•
Obtained an understanding of the Company's process and controls related to the determination of sales deductions
•
Evaluated the Company’s accounting policies related to the determination of variable consideration in the calculation of the transaction price.
•
Evaluated the reasonableness of management’s estimate of variable consideration in accordance with their accounting policies based on contractual terms and historical data and variable consideration estimates.
•
Tested variable consideration amounts on a sample basis by recalculating recorded amounts based on contractual terms.
•
Tested the mathematical accuracy of management’s calculations of net revenue and the associated timing of net revenue recognized in the consolidated financial statements.

Investment in Convertible Bond

As described in Note 5 to the consolidated financial statements, the Company purchased a convertible bond and classified the bond as an available for sale security that is remeasured at fair value on a recurring basis. The fair value of the convertible bond was $15 million as of December 31, 2024. The fair value was determined using a Lattice pricing model and the change in fair value was recorded as part of other comprehensive loss.

•
Obtained an understanding of the Company’s process of accounting for convertible bond.
•
Obtained and reviewed the agreements.
•
Evaluated the methods and significant assumptions used by the Company’s valuation professional.
•
Tested the accuracy and the completeness of the underlying data and the mathematical accuracy of the valuation report.
•
Utilized auditor’s valuation specialist to assist in the evaluation of the methodology used by the Company and assumptions included in determining the fair value of the convertible bond.
•
Evaluated the related disclosures in the consolidated financial statements.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2024.

Costa Mesa, California

April 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Emmaus Life Sciences, Inc.:

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the changes in presentation of the Company’s segments disclosure described in Note 2, the accompanying consolidated balance sheet of Emmaus Life Sciences, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows, for the year ended December 31, 2023 , and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion the consolidated financial statements,before the effects of the adjustments to retrospectively apply the changes in presentation of the Company’s segments disclosure described in Note 2,present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the changes in segment presentation described in Note 2, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. The adjustments were audited by other auditors.

Emphasis of Matter

We draw your attention to Notes 5,6,7,8,11, and 12 to the consolidated financial statements which describe the various transactions between the Company and related parties. Our opinion is not modified in respect to these matters.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses, working capital deficit, and accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BAKER TILLY US, LLP

We served as the Company's auditor from 2020 to 2024.

Irvine, California

July 2, 2024

Emmaus Life Sciences, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of
	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,389	$2,547
Accounts receivable, net	2,623	5,524
Inventories, net	1,635	1,711
Prepaid expenses and other current assets	1,120	1,727
Total current assets	6,767	11,509
Property and equipment, net	46	59
Right of use assets	1,530	2,337
Investment in convertible bond	15,037	20,978
Other assets	222	296
Total assets	$23,602	$35,179
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$16,926	$16,951
Operating lease liabilities, current portion	2,423	1,639
Conversion feature derivative, notes payable	162	451
Other current liabilities	16,557	14,681
Warrant derivative liabilities	8	65
Notes payable, current portion, net of discount	7,093	8,215
Notes payable to related parties	3,372	3,122
Convertible notes payable, net of discount	17,014	16,383
Total current liabilities	63,555	61,507
Operating lease liabilities, less current portion	815	1,839
Other long-term liabilities	13,465	17,363
Notes payable to related parties, net of discount	2,246	2,226
Total liabilities	80,081	82,935
Commitments and contingent liabilities (Note 11)
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 63,865,571 and 61,845,963 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	64	62
Additional paid-in capital	225,896	225,333
Net loan receivable from EJ Holdings	(16,869)	(16,869)
Accumulated other comprehensive loss	(2,995)	(160)
Accumulated deficit	(262,575)	(256,122)
Total stockholders’ deficit	(56,479)	(47,756)
Total liabilities and stockholders’ deficit	$23,602	$35,179

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
REVENUES, NET	$16,653	$29,597
COST OF GOODS SOLD	1,201	1,342
GROSS PROFIT	15,452	28,255
OPERATING EXPENSES
Research and development	657	1,189
Selling	6,002	8,635
General and administrative	10,687	14,891
Total operating expenses	17,346	24,715
INCOME (LOSS) FROM OPERATIONS	(1,894)	3,540
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	—	(821)
Change in fair value of warrant derivative liabilities	57	1,195
Change in fair value of conversion feature derivative, notes payable	291	2,773
Realized loss on investment in convertible bond	(544)	(297)
Net loss on equity method investment	—	(1,713)
Gain on restructured debt	1,032	—
Foreign exchange loss	(148)	(1,767)
Interest and other income (net)	274	681
Interest expense	(5,492)	(7,383)
Total other expense	(4,530)	(7,332)
LOSS BEFORE INCOME TAXES	(6,424)	(3,792)
Income tax provision (benefit)	29	(59)
NET LOSS	(6,453)	(3,733)

COMPONENTS OF OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on debt securities available for sale (net of tax)	(3,086)	3,033
Reclassification adjustment for loss included in net loss	197	403
Foreign currency translation adjustments	54	(977)
Other comprehensive income (loss)	(2,835)	2,459
COMPREHENSIVE LOSS	$(9,288)	$(1,274)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.10)	$(0.07)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	63,234,789	53,105,388

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of changes IN stockholders’ deficit

(In thousands, except share and per share amounts)

	Common stock		Additional paid-in	Loan receivable from	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	EJ Holdings	loss	deficit	deficit
Balance, January 1, 2023	49,583,501	$50	$220,815	$—	$(2,619)	$(252,337)	(34,091)
Fair value of warrants including down-round protection adjustments	—	—	52	—	—	(52)	—
Convertible and promissory notes converted to shares	12,262,462	12	4,059	—	—	—	4,071
Share-based compensation	—	—	407	—	—	—	407
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	—	3,033	—	3,033
Reclassification adjustment for loss included in net loss	—	—	—	—	403	—	403
Foreign currency translation effect	—	—	—	—	(977)	—	(977)
Net loan receivable from EJ Holdings	—	—	—	(16,869)	—	—	(16,869)
Net loss	—	—	—	—	—	(3,733)	(3,733)
Balance, December 31, 2023	61,845,963	62	225,333	(16,869)	(160)	(256,122)	(47,756)
Convertible notes converted to shares	2,019,608	2	307	—	—	—	309
Share-based compensation	—	—	256	—	—	—	256
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	—	(3,086)	—	(3,086)
Reclassification adjustment for loss included in net loss	—	—	—	—	197	—	197
Foreign currency translation effect	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	(6,453)	(6,453)
Balance, December 31, 2024	63,865,571	$64	$225,896	$(16,869)	$(2,995)	$(262,575)	$(56,479)

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,453)	$(3,733)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	22	32
Inventory reserve	58	12
Amortization of discount of notes payable and convertible notes payable	708	2,568
Foreign exchange adjustments	(245)	1,911
Tax benefit recognized on unrealized gain on debt securities	—	(100)
Realized loss on investment in convertible bond	544	297
Loss on equity method investment	—	1,713
Loss on debt extinguishment	—	821
Gain on restructured debt	(1,032)	—
Loss on disposal of property and equipment	—	1
Loss on leased assets	4	—
Share-based compensation	256	1,262
Fair value of warrants issued for services	—	334
Change in fair value of warrant derivative liabilities	(57)	(1,195)
Change in fair value of conversion feature derivative, notes payable	(291)	(2,773)
Changes in fair value of embedded derivative, note payable from related party	—	(36)
Net changes in operating assets and liabilities
Accounts receivable	2,900	(5,149)
Inventories	7	650
Prepaid expenses and other current assets	605	(214)
Other non-current assets	868	239
Accounts payable and accrued expenses	1,300	4,800
Other current liabilities	(1,990)	(2,025)
Other long-term liabilities	510	(918)
Net cash flows used in operating activities	(2,286)	(1,503)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of convertible bond	2,508	2,232
Sales of property and equipment	4	—
Purchases of property and equipment	(12)	(17)
Loan to equity method investee	—	(2,647)
Net cash flows provided by (used in) investing activities	2,500	(432)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	4,111	7,050
Proceeds from notes payable issued, related parties	—	927
Proceeds from convertible notes payable issued	—	1,000
Proceeds from convertible notes payable issued, related party	—	1,000
Payments of notes payable	(4,509)	(7,390)
Payments of notes payable, related party	(500)	(110)
Payments of convertible notes	(455)	—
Net cash flows provided by (used in) financing activities	(1,353)	2,477
Effect of exchange rate changes on cash	(19)	(16)
Net decrease in cash and cash equivalents	(1,158)	526
Cash and cash equivalents, beginning of year	2,547	2,021
Cash and cash equivalents, end of year	$1,389	$2,547

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$2,246	$2,453
Income taxes paid (refunded)	$48	$83
NON-CASH INVESING AND FINANCING ACTIVITIES
Capitalized interest on renewal of notes payable	$—	$618
Conversion of convertible note payable to common stock	$260	$3,590
Newly acquired right-of-use lease asset	$—	$189

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Notes to consolidated financial statements

NOTE 1—DESCRIPTION OF BUSINESS

References herein to the “Company” or “Emmaus” means Emmaus Life Sciences, Inc. and its direct and indirect subsidiaries.

Nature of Business—The Company is a commercial-stage biopharmaceutical company engaged in the marketing and sales of the Company’s lead product Endari® (prescription grade L-glutamine oral powder), which is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”) in adult and pediatric patients five years of age and older. Endari® has received Orphan Drug designation from the FDA which designation generally affords marketing exclusivity for Endari® in the U.S. for a seven-year period ended in July 2024.

Endari® is sold and distributed through nonexclusive distributors in the U.S. and exclusive distributors in other countries with support from an internal commercial sales team. Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. The Company has agreements in place with the nation’s leading distributors, as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation—The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP").

Going concern— The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $6.5 million for the year ended December 31, 2024 and had a working capital deficit of $56.8 million and accumulated deficit was $262.6 million as of December 31, 2024. Management expects that the Company's current liabilities, operating losses and expected capital needs, including debt service on its existing indebtedness and the expected costs relating to the commercialization of Endari® in the Middle East North Africa ("MENA") region and elsewhere will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the Company’s current liabilities and future obligations, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, third-party loans, equity and debt financings or licensing or other strategic agreements. Except the debt arrangement described under "Note 14 - Subsequent Events," the Company has no understanding or arrangement for any additional financing, and there can be no assurance that the Company will be able to restructure or refinance its existing indebtedness or obtain additional related-party or third-party loans or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. Due to the uncertainty of the Company’s ability to meet its current liabilities and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, EMI Holding, Inc. and EMI Holding’s wholly‑owned subsidiary, Emmaus Medical Inc., and Emmaus Medical, Inc’s wholly‑owned subsidiaries. All significant intercompany transactions have been eliminated.

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

Sales Discounts: The Company affords its customers prompt payment discounts and additional discounts to encourage bulk orders to generate needed working capital.

Product Returns: The Company offers distributors the right to return product purchased principally based upon (i) overstocks, (ii) inactive product or non-moving product due to market conditions, and (iii) expired products. Product return allowances are estimated and recorded at the time of sale.

Government Rebates: The Company is subject to discount obligations under state Medicaid programs and the Medicare Part D prescription drug coverage gap program. Management estimates Medicaid and Medicare Part D prescription drug coverage gap rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the period in which the related revenues are recognized, resulting in a reduction of product revenues and the establishment of a current liability that is included as an accounts payable and accrued expenses in the consolidated balance sheets. The liability for these rebates consists primarily of estimates of claims expected to be received in future periods related to recognized revenues.

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

Accounts receivable— Accounts receivables are primarily attributable to product sales to customers. Each reporting period, the Company evaluates the collectability of outstanding receivable balances and records an allowance for credit loss based on an estimate of current expected credit loss. The estimate is based on historical experience, customer creditworthiness, facts and circumstance specific to outstanding balances and payment terms. Provisions are made based upon a specific review of all significant outstanding invoices and the quality and age of those invoices. As of December 31, 2024 and December 31, 2023, the Company recorded valuation allowances of $0 and $124,000, respectively. The Company believes the credit risks associated with its customers are not significant.

Factoring accounts receivable— Emmaus Medical, Inc., or Emmaus Medical, the Company’s indirect wholly owned subsidiary, entered into a purchase and sales agreement with Prestige Capital Finance, LLC or Prestige Capital, pursuant to which Emmaus Medical may offer and sell to Prestige Capital from time to time eligible accounts receivable in exchange for Prestige Capital’s down payment, or advance, to Emmaus Medical of 65% to 80% of the face amount of the accounts receivable, subject to a $7.5 million cap on advances at any time. The balance of the face amount of the accounts receivables will be reserved by Prestige Capital and paid to Emmaus Medical, less discount fees of Prestige Capital ranging from 2.25% to 7.25% of the face amount, as and when Prestige Capital collects the entire face amount of the accounts receivable. Emmaus Medical’s obligations to Prestige Capital under the purchase and sale agreement are secured by a security interest in the accounts receivable and all or substantially all other assets of Emmaus Medical. In connection with the purchase and sale agreement, Emmaus guarantees Emmaus Medical’s obligations under the purchase and sale agreement. In October 2024, the purchase and sales agreement with Prestige Capital was terminated.

At December 31, 2023, the Company recorded approximately $1,514,000 of due from factoring of accounts receivable, and approximately $24,000 of liabilities from factoring included in other current liabilities. For years ended December 31, 2024 and 2023, the Company incurred approximately $149,000 and $615,000, respectively, of factoring fees included in general and administrative expenses.

Inventories—Inventories consist of raw materials, finished goods and work-in-process and are valued on a first‑in, first‑out basis at the lesser of cost or net realizable value. Work‑in‑process inventories consist of L‑glutamine for the Company’s products that has not yet been packaged and labeled for sale. Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews its inventory and provides for potential obsolescence based on its assessment of market conditions and anticipated demand. Substantially all raw materials purchase during the years ended December 31, 2024 and 2023 were supplied by one supplier. Inventories are presented net of reserves totaling $5.0 million as of December 31, 2024 and 2023.

Prepaid expenses and other current assets— Prepaid expenses and other current assets consist primarily of cost paid for future services or refunds from vendors which will occur within a year. Prepaid expenses include prepayment in insurance, subscription services, consulting and other services which are being amortized over the contract terms or recognized upon services are performed.

Property and equipment, net— Equipment, furniture and fixtures are recorded at historical cost and depreciated on a straight‑line basis over their estimated useful lives of five to seven years. Leasehold improvements are recorded at historical cost and amortized on a straight‑line basis over the shorter of their estimated useful lives or the lease terms. Maintenance and repairs are expensed as incurred, while major additions and improvements are capitalized. Gains and losses on disposition are included in other income (expenses), if any.

Impairment of long‑lived assets—The Company evaluates the carrying value of its long‑lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Management uses its best judgment based on the current facts and circumstances relating to the Company’s business when determining whether any significant impairment factors exist.

If the Company determines that the carrying values of long‑lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is reflected in the consolidated statement of operations in the period in which the long‑lived asset impairment is determined to have occurred. No impairment existed as of December 31, 2024 and 2023.

Research and development—Research and development consists of expenditures for the research and development of the Company’s products and product candidates, which primarily involve contract research, payroll‑related expenses and other related supplies. Research and development costs are expensed as incurred.

Share‑based compensation—The Company recognizes compensation cost for share‑based compensation awards during the service term of the recipients of the share‑based awards. The fair value of share‑based compensation is calculated using the Black‑Scholes‑Merton pricing model. The Black‑Scholes‑Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of awards granted is calculated using the simplified method. The risk‑free rate selected to value any grant is based on the U.S. Treasury rate on the grant date that corresponds to the expected term of the award. The expected volatility was adjusted using the historical volatility of the Company's common stock and comparable publicly traded securities.

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

As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits and no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest or penalties, such amounts will be classified as income tax expense in the financial statements.

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

The investment in convertible bond, the convertible features on convertible debt instruments and certain outstanding warrants that contain price adjustment provision are remeasured at fair value on a recurring basis using Level 3 inputs. The level 3 inputs in the valuation and valuation methods used are discussed in Note 5, 7 and 8. There are no other assets or liabilities measured at fair value on a recurring basis.

Derivative liability—The Company evaluates its financial instruments including convertible notes to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. The Company applies significant judgment to identify and evaluate terms and conditions in these contracts and agreements to determine whether embedded derivative exists. If all the requirements for bifurcation are met, embedded derivatives are separately measured from the host contract. Bifurcated embedded derivatives are initially recorded at fair value and then remeasure at each reporting period, with change in fair value recognized in the consolidated statements of operations. Bifurcated embedded derivative are classified as separate liability in the consolidated balance sheets.

The Company's derivative liability related to the conversion feature embedded in the convertible promissory notes. See note 7 for further details.

Net loss per share— The basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Dilutive net loss per share is computed in a similar manner, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following securities were not included diluted shares outstanding because the effect would be anti-dilutive.

	Years Ended December 31,
	2024	2023
Stock options	5,287,284	3,223,881
Warrants	4,625,000	4,732,391
Convertible notes	176,222,145	116,568,908
Total anti-dilutive instrument	186,134,429	124,525,180

Segment reporting—The Company operates and manages its business as a single reportable segment for primarily the marketing and sales of Endari®. In accordance with ASC 280, "Segment Reporting," the determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company's chief operating decision maker ("CODM").

The Company's CODM is its Chief Executive Officer, who reviews and evaluates consolidated income or loss from operations for purposes of evaluating performance, making operating decisions, allocating resources, and planning and forecasting for future periods. The significant components of consolidated income or loss from operations regularly provided to the CODM include revenues, net and the significant expense categories presented in the accompanying consolidated statements of operations and comprehensive loss (i.e., cost of goods sold, research and development, selling, and general and administrative expenses). These are presented at the consolidated level and used by the CODM to monitor budgeted versus actual results to make key operating decisions. The information and operating expense categories presented in the accompanying consolidated statements of operations and comprehensive loss are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM.

The measure of segment assets that is regularly reported to the CODM includes cash and cash equivalent and accounts receivable, net, each as reported on the consolidated balance sheets.

New and recently adopted accounting pronouncements— Effective January 1, 2024, the Company adopted Accounting Standards Update 2023-07, Segment Reporting (Topic 280): "Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on a retrospective basis for the 2024 annual period, and for interim periods beginning in 2025. The impact is limited to the Company’s financial statement disclosures, which are presented in the Segment reporting section above.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation and income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

NOTE 3—REVENUES, NET

Revenues, net by category were as follows (in thousands):

	Years ended December 31,
	2024		2023
Endari® - US	$13,478	81%	$21,998	74%
Endari® - International	2,669	16%	6,963	24%
Other	506	3%	636	2%
Revenues, net	16,653	100%	29,597	100%

The following table summarizes the revenue allowance and accrual activities for the years ended December 31, 2024 and 2023 (in thousands). Approximately $856,000 of trade discounts, allowances and charge-backs and returns are included in accounts receivable, net and approximately $7,229,000 of trade discounts, allowances and charge-backs, government rebates and other incentives, and returns are included in accounts payable and accrued expenses in the consolidated balance sheets:

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2022	$1,358	$3,718	$415	5,491
Provision related to sales in the current year	2,402	4,790	1,027	8,219
Adjustments related to prior period sales	(176)	135	73	32
Credit and payments made	(2,372)	(2,985)	(652)	(6,009)
Balance as of December 31, 2023	1,212	5,658	863	7,733
Provision related to sales in the current year	1,228	3,566	153	4,947
Adjustments related to prior period sales	(72)	23	47	(2)
Credit and payments made	(1,233)	(2,435)	(925)	(4,593)
Balance as of December 31, 2024	$1,135	$6,812	$138	$8,085

The following table summarizes revenue attributable to each of the customers that accounted for 10% or more of net revenues in either of the period shown:

	Years Ended December 31,
	2024	2023
Customer A	22%	21%
Customer B	23%	22%
Customer C	8%	11%
Customer D	18%	14%
Customer E	0%	10%
Total	71%	78%

The Company is a party to a 2017 distributor agreement and 2018 amended distributor agreement with Telcon RF Pharmaceutical, Inc., or Telcon, pursuant to which it granted Telcon exclusive rights to the Company’s prescription grade L‑glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from the Company specified minimum quantities of the finished product. In a related license agreement with Telcon, the Company agreed to use commercially reasonable best efforts to obtain product registration in these territories within three years of obtaining FDA marketing authorization for PGLG in this indication. Telcon has the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the Company would be obliged to repay Telcon the $10 million upfront fee. The upfront fee of $10 million is included as unearned revenue in other current liabilities as of December 31, 2024 and 2023. Refer to Notes 11 and 12 for additional details of the Company’s agreements with Telcon.

NOTE 4—SELECTED FINANCIAL STATEMENT ASSETS

Inventories consisted of the following (in thousand):

	As of December 31
	2024	2023
Raw materials and components	$1,147	$1,329
Work-in-process	184	186
Finished goods	5,328	5,163
Inventory reserve	(5,024)	(4,967)
Total inventories, net	$1,635	$1,711

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31
	2024	2023
Prepaid insurance	$622	$595
Prepaid expenses	272	536
Other current assets	226	596
Total prepaid expenses and other current assets	$1,120	$1,727

Property and equipment consisted of the following (in thousands):

	As of December 31
	2024	2023
Equipment	$357	$383
Leasehold improvements	15	39
Furniture and fixtures	30	99
Total property and equipment	402	521
Less: accumulated depreciation	(356)	(462)
Total property and equipment, net	$46	$59

For the years ended December 31, 2024 and 2023, depreciation expenses were approximately $22,000 and $32,000, respectively reported in general and administrative expenses in the consolidated statements of operations.

NOTE 5 — INVESTMENTS

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% per year, payable quarterly. Beginning October 16, 2021, the Company became entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately US$8.00 per share. The initial conversion price is subject to downward adjustment on a monthly based on the volume-weighted average market price of Telcon shares as reported on Korean Securities Dealers Automated Quotations (“KOSDAQ”) Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares and to customary antidilution adjustments upon a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. On December 30, 2024, Telcon undertook a reverse stock split at a rate of 1-for-10. The conversion price as of December 31, 2024 is set forth in the “Investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right described above or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Note 6, 11 and 12.

Concurrent with the purchase of the convertible bond, the Company entered into an agreement dated September 28, 2020 with Telcon pursuant to which Telcon or its designee is entitled to repurchase, at par, up to 50% of the principal amount of the convertible bond at any time and from time to time commencing October 16, 2021 and prior to maturity.

The investment in convertible bond is classified as an available for sale security since management does not have intention to trade nor held until maturity, and measured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value recorded in other comprehensive loss. The fair value and any changes in fair value in the convertible bond is determined using a binominal lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock over successive periods of time.

In April 2023, Telcon offset KRW2.9 billion, or approximately US$2.2 million, against the principal amount of the Telcon convertible bond and the Company released of KRW307 million, or approximately $236,000, in cash proceeds to Telcon in satisfaction the target shortfall for the year ended 2022. The offset is reflected as a sale of the convertible bond in the “Investment in convertible bond” table below. As a result, the Company realized a net gain on investment in convertible bond of $106,000, which previously was classified as unrealized loss on debt securities available-for-sale in the other comprehensive loss.

In April 2024, Telcon offset KRW3.5 billion, or approximately $2.5 million, against the principal amount of the Telcon convertible bond and the Company released KRW893 million, or approximately $640,000, in cash proceeds to Telcon in satisfaction of the target shortfall for the year ended 2023. As a result, the Company realized a net loss on investment in convertible bond of $347,000, which previously was classified as unrealized gain on debt securities available-for-sale in the other comprehensive loss.

The following table sets forth the fair value and changes in fair value of the investment in the Telcon convertible bond as of December 31, 2024 and 2023 (in thousands):

Investment in convertible bonds	December 31, 2024	December 31, 2023
Balance, beginning of year	$20,978	$19,971
Sales of convertible bond	(2,508)	(2,232)
Net gain (loss) on investment in convertible bond	(347)	106
Change in fair value included in the statement of other comprehensive loss	(3,086)	3,133
Balance, end of year	$15,037	$20,978

The fair values as of December 31, 2024 and December 31, 2023 were based upon following assumptions:

	December 31, 2024	December 31, 2023
Principal outstanding (South Korean won)	KRW 20.1 billion	KRW 23.6 billion
Stock price	KRW 5870	KRW 873
Expected life (in years)	5.79	6.79
Selected yield	9.50%	12.25%
Expected volatility (Telcon common stock)	62.90%	71.90%
Risk-free interest rate (South Korea government bond)	2.78%	3.16%
Expected dividend yield	0.00%	0.00%
Conversion price	KRW5,850(US$3.96)	KRW705(US$0.54)

Equity method investment – During 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings Inc., or EJ Holdings, to acquire, own and operate an amino acids manufacturing facility in Ube, Japan. In connection with the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings' capital shares. JIP owned 60% of EJ Holdings' capital shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.6 million. The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. The principal (JPY 3,637,335,720) will become due and payable in two equal installments on December 28, 2027 and on September 30, 2028 and bears interest at the rate of 1% payable annually. The parties also contemplated that the Ube facility would eventually supply the Company with the facility’s output of amino acids, that the operation of the facility would be principally for the Company’s benefit and, as such, that major decisions affecting EJ Holdings and the Ube facility would be made by EJ Holdings’ board of directors, a majority of which were representatives of JIP, in consultation with the Company. During the years ended December 31, 2023, the Company made additional loans to EJ Holdings of $2.6 million. The Company suspended further loans to EJ Holdings in September 2023.

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

NOTE 6—SELECTED FINANCIAL STATEMENT LIABILITIES

Accounts payable and accrued expenses as of December 31, 2024 and 2023 consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accounts payable:
Clinical and regulatory expenses	$452	$696
Professional fees	904	721
Selling expenses	1,553	1,498
Manufacturing costs	706	914
Non-employee director compensation	966	766
Other vendors	594	518
Total accounts payable	5,175	5,113
Accrued interest payable, related parties	1,145	542
Accrued interest payable	2,874	3,122
Accrued expenses:
Payroll expenses	323	1,270
Government rebates and other rebates	7,229	5,881
Due to customers	15	844
Other accrued expenses	165	179
Total accrued expenses	7,732	8,174
Total accounts payable and accrued expenses	$16,926	16,951

Other current liabilities consisted of the following (in thousands):

	As of December 31
	2024	2023
Trade discount	$5,000	$3,000
Unearned revenue (a)	10,000	10,000
Other current liabilities	1,557	1,681
Total other current liabilities	$16,557	$14,681

(a) Refer Note 3 for information regarding to the unearned revenue.

Other long-term liabilities consisted of the following (in thousands):

	As of December 31
	2024	2023
Trade discount	$13,421	$17,324
Other long-term liabilities	44	39
Total other long-term liabilities	$13,465	$17,363

On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual target for bulk containers of PGLG. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain items of the API Supply Agreement (the “revised API agreement”). As of December 31, 2024 and 2023, the total trade discounts were $18.4 million and $20.3 million, respectively. The Company purchased $0.4 million and $0.8 million of PGLG from Telcon during years ended December 31, 2024, and 2023, respectively, of which $588,000 and $754,000 were reflected in accounts payable and accrued expenses as of December 31, 2024 and 2023, respectively. The revised API agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement. See Note 5 for information regarding the settlement in the years ended December 31, 2024 and 2023 of the target shortfall.

NOTE 7—NOTES PAYABLE

Notes payable consisted of the following at December 31, 2024 and 2023 (in thousands except for conversion price and underlying shares) excluding the revolving line of credit agreement with related party discussed below:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2024	Unamortized Discount December 31, 2024	Capitalized Accrued Interest December 31, 2024	Carrying Amount December 31, 2024	Shares Underlying Notes December 31, 2024
Notes payable
2013	10%	Due on demand	—		$638	$—	$—	$638	—
2022	10% - 12%	Due on demand	—		505	—	—	505	—
2023	10% - 13%	Due on demand	—		3,200	—	—	3,200	—
2024	30%-48%	Due on demand -34 weeks	—		2,854	104	—	2,750	—
					$7,197	$104	$—	$7,093	—
		Current			$7,197	$104	$—	$7,093	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	—	100	—
2021	12%	Due on demand	—		700	—	—	700	—
2022	10%-12%	Due on demand - 5 years	—		4,316	75	—	4,241	—
2023	10%-60%	Due on demand	—		577	—	—	577	—
					$5,693	$75	$—	$5,618	—
		Current			$3,372	$—	$—	$3,372	—
		Non-current			$2,321	$75	$—	$2,246	—
Convertible notes payable
2021	2%	Due on Demand	$0.13		895	—	—	895	39,455,164
2023	13%	Due on Demand	$10.00	(a)	3,150	—	—	3,150	378,388
2023	10%	Due on Demand	$0.29		1,000	—	—	1,000	3,905,526
2024	10%	1 year	$0.13		11,030	—	939	11,969	132,861,455
					$16,075	$—	$939	$17,014	176,600,533
		Current			$16,075	$—	$939	$17,014	176,600,533
		Grand Total			$28,965	$179	$939	$29,725	176,600,533

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2023	Unamortized Discount December 31, 2023	Carrying Amount December 31, 2023	Shares Underlying Notes December 31, 2023
Notes payable
2013	10%	Due on demand	—		$709	$—	$709	—
2022	10% - 12%	Due on demand	—		1,284	—	1,284	—
2023	10% - 57%	Due on demand - 56 months	—		6,337	115	$6,222	—
					$8,330	$115	$8,215	—
		Current			$8,330	$115	$8,215	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	100	—
2021	12%	Due on demand	—		700	—	700	—
2022	6%-12%	Due on demand - 5 years	—		3,716	95	3,621	—
2023	10%-60%	Due on demand - 2 months	—		927	—	927	—
					$5,443	$95	$5,348	—
		Current			$3,122	$—	$3,122	—
		Non-current			$2,321	$95	$2,226	—
Convertible notes payable
2021	2%	3 years	$0.13		12,640	407	12,233	113,009,154
2023	13%	Due on demand	$10.00	(a)	3,150	—	3,150	337,326
2023	10%	1 year	$0.29		1,000	—	1,000	3,559,754
					$16,790	$407	$16,383	116,906,234
		Current			$16,790	$407	$16,383	116,906,234
		Grand Total			$30,563	$617	$29,946	116,906,234
(a)
This note is convertible into shares of EMI Holding, Inc., a wholly owned subsidiary of Emmaus Life Sciences, Inc.

The weighted-average stated interest rate of notes payable was 13% and 12%, respectively, for the years ended December 31, 2024 and 2023. The weighted-average effective interest rate of notes payable for the years ended December 31, 2024 and 2023 was 16% and 23%, respectively, after giving effect to discounts relating to warrants, conversion features and deferred financing cost in connection with these notes.

As of December 31, 2024, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending
2025	$26,644
2026	—
2027	2,321
Total	$28,965

On February 9, 2021, the Company entered into a securities purchase agreement in which the Company sold and issued to purchasers in a private placement pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder approximately $14.5 million principal amount of convertible promissory notes of the Company at face value.

Commencing one year from the original issue date, the convertible promissory notes became convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $1.48 per share, which equaled the “Average volume-weighted average price” ("Average VWAP") of the Company’s common stock on the effective date. The initial conversion price is subject to adjustment as of the end of each three-month period following the original issue date, commencing May 31, 2021, to equal the Average VWAP as of the end of such three-month period if such Average VWAP is less than the then-conversion price. There is no floor on the conversion price. The conversion price will be subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes. In January 2023, $500,000 principal amount of the convertible promissory notes was converted into 1,351,351 shares of the Company's common stock. In April 2023, $1 million principal amount of the convertible promissory note was converted into 2,702,702 shares of common stock. In April 2024, $260,000 principal amount plus accrued interest was converted into 2,019,608 shares of the Company's stock. For the year ended December 31, 2024, the

Company repaid $455,000 principal amount of the convertible promissory notes. As of December 31, 2024, the conversion price of the convertible promissory notes was $0.03 per share.

The convertible promissory notes bear interest at the rate of 2% per year (10% in case of default), payable semi-annually on the last business day of August and January of each year and will mature on the 3rd anniversary of the original issue date, unless earlier converted or prepaid. The convertible promissory notes are prepayable in whole or in part at the election of the holders. The convertible promissory notes are general, unsecured obligations of the Company.

In February and March 2024, Company entered into Exchange Agreements (the "Exchange Notes") with certain convertible notes holders pursuant to which it agreed to issue total of $11.1 million principal amount of convertible promissory notes of the Company due one year from issuance of the Exchange Notes in exchange for the surrender for cancellation and satisfaction in full of a like principal amount of our outstanding convertible promissory notes due in 2024. The surrendered notes bore interest at the annual rate of 2%, payable semi-annually, and were convertible at the election of the holder into shares of the Company's common stock at the conversion rate of $0.13 per share. The Exchange Notes bear interest at the annual rate of 10% and are convertible into shares of the Company’s common stock at an initial conversion rate of $0.13 per share, subject to decrease, but not increase, at the end of each three-month period from issuance to equal the VWAP (as defined) of the Company’s common stock and to adjustment in the event of a stock split, reverse stock split and similar events. The principal amount of and accrued interest on the Exchange Notes will be payable in two equal semi-annual installments. No additional consideration was paid in connection with the exchange. The convertible promissory notes are general, unsecured obligations of the Company. Management evaluated if the transaction qualified as troubled debt restructuring under ASC 470-60. Since the Company was experiencing financial difficulty and the effective borrowing rate on the restructured debt is less than the effective borrowing rate on the original debt, this transaction was accounted for as a troubled debt restructuring. As a result, the Company recorded gain on restructured debt of $1.0 million in the consolidated statement of operations for the year ended December 31, 2024. As of March 2025, $11.0 million principal amount of the Exchange Notes was due and payable on demand.

The conversion feature of the original convertible promissory notes and the Exchange Notes is separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in the statements of operations. The following table sets forth the fair value of the conversion feature liability as of December 31, 2024 and December 31, 2023 (in thousands):

Conversion feature liability	December 31, 2024	December 31, 2023
Balance, beginning of year	$451	$3,248
Change in fair value included in the statement of operations	(289)	(2,797)
Balance, end of year	$162	$451

The fair value and any change in fair value of conversion feature liability are determined using a binomial lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair value as of December 31, 2024 and December 31, 2023 was based upon following assumptions:

Convertible promissory notes	December 31, 2024	December 31, 2023
Stock price	$0.01	$0.10
Conversion price	$0.03	$0.13
Select yield	22.70%	27.23%
Expected volatility	50%	50%
Time until maturity (in years)	0.14	0.16
Dividend yield	—	—
Risk-free rate	4.42%	5.51%

In September 2022, Seah Lim, M.D., Ph.D. loaned the Company $1.2 million, the proceeds of which were used to augment the Company’s working capital. The principal amount of the loan and interest thereon at the rate of 6% per annum, together with 240,000 shares of the Company’s common stock, is due and payable in lump sum on maturity in September 2025. In October 2022, Dr. Lim was appointed as a director of the Company. In accordance with ASC 815, the Company accounted for the right to receive shares as a bifurcated embedded derivative and the embedded derivative is measured at fair value at the inception and subsequently measured at fair value with changes in fair value recognized in the statements of operations. During the year ended December 31, 2023, the Company recorded a $36,000 change in fair value included in the consolidated statements of operations. In December 2023, the principal and accrued interest were exchanged for 4,447,426 shares of common stock of the Company valued for this purpose at $0.29 a share.

In December 2022, the Company entered into an Agreement for the Purchase and Sales of Future Receipts with a third party pursuant to which it sells $3,105,000 of future receipts (the "Purchased Amount") in exchange for net proceeds of $2,300,000. Under the agreement, the Company agrees to pay $103,500 on a semi-monthly basis until the Purchased Amount is delivered. A portion of proceeds were used to prepay indebtedness of the Company. In September 2023, the Company repaid in full the outstanding balance of the loan and recognized debt extinguishment loss of $312,000 as the Company entered into another agreement discussed below.

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

In March 2023, Emmaus Medical entered into Revenue Based Financing Agreement with a third party pursuant to which it sold and assigned $700,212 of future receipt in exchange for net proceeds of $492,132. Under the agreement, the Company agreed to pay the third party approximately $22,000 weekly until the Future Receipts have been collected. In July 2023, Emmaus Medical reentered into a new Revenue Based Financing Agreement pursuant to which it sold and assigned $828,000 of future receipts in payment of $222,000 of indebtedness under the previous agreement and receipt of net cash proceeds of approximately $276,000. Under the new agreement, the Company agreed to pay the third party approximately $26,000 weekly until the Future Receipts have been collected. The Company recognized debt extinguishment loss of $87,000.

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

In September 2023, Smart Start Investments Limited, of which Wei Pei Zen is a director and 9.96% shareholder, loaned the Company the principal amount of $1 million in exchange for a convertible promissory note of the Company. The convertible promissory note is due on September 5, 2024, bears interest at the annual rate of 10%, payable at maturity, and is convertible at the option of the holder into shares of common stock at a conversion rate of $0.29 a share, subject to adjustment in the event of a stock split, reverse stock split or similar event.

On March 5, 2024, the conversion feature of the convertible promissory note no longer met the scope exception in ASC 815-10-15-74 as the investors' Rule 144(d) holding period for the Company has ended and separately accounted for at fair value as a derivative liability that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. As of March 5, 2024, the fair value of the conversion feature was $2,000. In September 2024, the convertible promissory note became due. As of December 31, 2024, the conversion rate exceeds stock price and therefore, the fair value of conversion feature is determined to be zero.

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

In November 2023, Emmaus Medical entered into Agreement for the Purchase and Sale of Future Receipts with a third party pursuant to which it sold and assigned $762,200 of future receipts (the "Purchase Amount") in exchange for net cash proceeds of $468,650. Under the agreement, the Company agreed to pay the third party approximately $49,000 weekly until the Purchase Amount has been collected. In March 2024, the Company repaid all balance in accordance with the agreement.

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

In May 2024, Emmaus Medical entered into Sale of Future Receipts Agreement with third party pursuant to which it sold and assigned $1,628,000 of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $1,001,000. Under the agreement, the Company agreed to pay the third party approximately $58,143 weekly until the Purchased Amount has been collected. In November 2024, the Company repaid all balance in accordance with the agreement.

In September 2024, Emmaus Medical entered into Sale of Future Receipts Agreement with third party pursuant to which it sold and assigned $1,298,000 of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $800,000. Under the agreement, the Company agreed to pay the third party $35,000 weekly for 10 weeks and $41,217 weekly thereafter until the Purchase Amount has been collected.

In October 2024, the Company entered into a Note Amendment Agreement (the “Amendment”) with a third party note holder under which the annual interest rates under promissory notes issued in April 2022 and in April 2023 were reduced to 1% from 10% and 11%, respectively. No issuance costs were incurred in relation to the Amendment, and the remaining terms of the Notes remain in full force and effect. Management evaluated whether the transaction qualified as troubled debt restructuring under ASC 470-60. Since the Company was experiencing financial difficulty and the effective borrowing rate on the restructured debt is less than the effective borrowing rate on the original debt, the transaction was accounted for as a troubled debt restructuring. As the modified undiscounted future cash payments equal to or exceed the carrying amount at restructuring for each of the Notes, no gain was recognized on the restructuring.

In December 2024, Emmaus Medical entered into Sale of Future Receipts Agreement with third party pursuant to which it sold and assigned $1,475,000 of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $910,000. Under the agreement, the Company agreed to pay the third party $43,382 weekly until the Purchase Amount has been collected.

Except as otherwise indicated above, the proceeds of the foregoing loans and other arrangements were used to augment the Company's working capital. See Note 14 for more information regarding notes payable agreements entered subsequent to December 31, 2024.

NOTE 8—STOCKHOLDERS’ DEFICIT

Warrant — In September 2022, in connection with the loans from Dr. Niihara and his wife, the Company granted Dr. Niihara a five-year warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $2.50 per share. Under ASC 480-10 and ASC 815, the warrant is classified as a liability. The fair value of the warrant liability was determined using Black-Scholes Merton model. For the year ended December 31, 2023, the Company recorded the change in fair value of $52,000 in the consolidated statement of operations. The warrant expired by its terms in November 2023.

Warrant issued for services - On January 12, 2023, the Company granted Dr. Niihara a five-year warrant to purchase up to 7,500,000 shares of common stock of the Company at an exercise price of $4.50 in lieu of cash bonuses or salary increases. The fair value of the warrant was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based on the market value of the Company's common stock. The expected volatility was adjusted using the historical volatility of the Company's common stock and comparable publicly traded securities. The Company recorded the change in fair value of $874,000 in the consolidated statements of operations. The warrant expired by its terms in November 2023.

On January 12, 2023, the Company also granted two consultants to the Company five-year warrants to purchase up to 250,000 shares of common stock each at an exercise price of $0.50 a share. On January 27, 2023, the Company granted a consulting company a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.47 a share. The warrants are subject to adjustment in the event of a stock split, reverse stock split and similar events. The fair value of the warrants was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based upon the market value of the common stock. The expected volatility was adjusted using the historical volatility of the common stock and the market price of comparable publicly traded securities. Under ASC 480-10 and ASC 815, the warrants are classified as a liability. or the years ended December 31, 2024 and 2023, the Company recorded the change in fair value of $57,000 and $269,000, respectively, in the consolidated statements of operations.

The following table presents the assumptions used to value the warrants:

	December 31, 2024	December 31, 2023
Stock price	$0.01	$0.10
Exercise price	$0.47 - $0.50	$0.47 - $0.50
Expected term	3.03-3.07 years	4.03-4.24 years
Risk-free rate	4.27%	3.90%-3.92%
Dividend yield	—	—
Volatility	444.84%-447.87%	129.40%-130.23%

A summary of the Company’s warrants activity for the years ended December 31, 2024 and 2023 is presented below:

	December 31, 2024		December 31, 2023
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of year	4,732,391	$0.95	6,610,520	$2.22
Granted	—	$—	8,500,000	$4.03
Exercised	—	$—	—	$—
Cancelled, forfeited and expired	(107,391)	$7.21	(10,378,129)	$4.23
Warrants outstanding, end of year	4,625,000	$0.81	4,732,391	$0.95
Warrant exercisable, end of year	4,625,000	$0.81	4,732,391	$0.95

As of December 31, 2024, the weighted-average remaining contractual life of outstanding warrants was 1.1 years.

Stock options — The Company's former 2011 Stock Incentive Plan permitted grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. Options granted under the 2011 Stock Incentive Plan generally expire ten years after grant. Options granted to directors vest in quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to continuous service with the Company. The 2011 Stock Incentive Plan expired in May 2021 and no further awards may be made under the Plan. As of December 31, 2024 and December 31, 2023, stock options to purchase up to 1,461,443 shares and 1,728,773 shares, respectively, were outstanding under the 2011 Stock Incentive Plan.

The Company also had an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company could grant incentive stock options to selected employees including officers, non-employee consultants and non-employee directors. The Plan was terminated in September 2021. As of December 31, 2024 and December 31, 2023, stock options to purchase up to 245,008 shares and 245,108 shares, respectively, were outstanding under the Amended and Restated 2012 Omnibus Incentive Plan.

On September 29, 2021, the Board of Directors of the Company adopted the Emmaus Life Sciences, Inc. 2021 Stock Incentive Plan upon the recommendation of the Compensation Committee of the Board. The 2021 Stock Incentive Plan was approved by stockholders on November 23, 2021. No more than 4,000,000 shares of common stock may be issued pursuant to awards under the 2021 Stock Incentive Plan. The number of shares available for Awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the Stock Incentive Plan for stock splits, stock dividends, reverse stock splits, recapitalizations and other similar events. During the year ended December 31, 2024, the Company granted options to purchase 1,620,000 shares, 300,000 shares and 440,000 shares of common stock to employees, non-employee directors and a consultant, respectively. During the year ended December 31, 2023, the Company granted options to purchase 850,000 shares, 300,000 shares and 100,000 shares of common stock to employees, non-employee directors and a consultant, respectively. All options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares over three years for employees, one year for non-employee directors and immediately for the consultant. As of December 31, 2024 and December 31, 2023, stock options to purchase up to 3,580,833 and 1,250,000 shares, respectively, were outstanding under the 2021 Stock Incentive Plan.

Management has valued stock options at their date of grant utilizing the Black-Scholes-Merton Option pricing model. The fair value of the underlying shares was determined by the market value of the Company's common stock. The expected volatility was adjusted using the historical volatility of the common stock and comparable publicly traded securities. The following table presents the assumptions used on the recent dates on which options were granted by the Company. The risk‑free interest rate is based on the implied yield available on U.S. Treasury issues with a term approximating the expected life of the options depending on the date of the grant and expected life of the respective options.

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

A summary of the Company’s stock option activity for the years ended December 31, 2024 and 2023 is presented below:

	December 31, 2024		December 31, 2023
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of year	3,223,881	$5.97	4,660,787	$5.08
Granted or deemed issued	2,360,000	$0.15	1,250,000	$4.50
Exercised	—	$—	—	$—
Cancelled, forfeited and expired	(296,597)	$0.34	(2,686,906)	$3.74
Options outstanding, end of year	5,287,284	$3.54	3,223,881	$5.97
Options exercisable at end of year	4,819,920	$3.59	2,373,881	$6.50
Options available for future grant	419,167		2,750,000

During the years ended December 31, 2024 and 2023, the Company recognized approximately $256,000 and $1.2 million, respectively of share‑based compensation expense. As of December 31, 2024, there was approximately $50,000 of total unrecognized compensation cost related to unvested share‑based compensation awards outstanding under the 2021 Stock Incentive Plan. That cost is expected to be recognized over the weighted-average remaining period of 1.05 years.

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

NOTE 9—INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Current
U.S.	$7	$(94)
International	22	35
Deferred
U.S.	—	—
International	—	—
	$29	$(59)

Deferred tax assets consisted of the following as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Net operating loss carryforward	$19,478	$17,564
General business tax credit	12,154	12,085
Stock options	1,122	6,792
Charitable contribution	7	—
Accrued expenses	237	310
Unearned revenue	2,605	2,603
Allowance for bad debt	253	545
Unrealized gain on foreign exchange translation and others	1,314	1,295
Section 174 Expenditures	322	420
Unrealized gain on long term investment	—	30
Other	1,772	1,678
Total gross deferred tax assets	39,264	43,322
Less valuation allowance	(38,838)	(42,895)
Net deferred tax assets	$426	$427

Deferred tax liabilities consisted of the following as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Unrealized loss on available-for-sale securities	$(427)	$(427)
Other	1	—
Total deferred tax liabilities	$(426)	$(427)

A valuation allowance for the net deferred tax assets is recorded when it is more likely than not that the Company will not realize these assets through future operations. The valuation allowance decreased by approximately $4.1 million and $1.2 million for the year ended December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024 and December 31, 2023, the Company had net operating loss carryforwards for federal income tax purposes of approximately $72.4 million and $65.1 million, respectively, available to offset future federal taxable income, if any. Net operating loss generated in 2017 and prior years expire in various years through 2037. Net operating losses for federal income tax purpose generated in 2018 and after will be available indefinitely. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $65.3 million and $58.5 million respectively, which generally expire in 10 to 20 years. For some states, the net operating loss generated in 2018 and after will be available indefinitely. As of December 31, 2024 and December 31, 2023, the Company has general business tax credits of $12.2 million and $12.1 million, respectively, for federal income tax purposes. The tax credits are available to offset future tax liabilities, if any, through 2044. The Company’s utilization of net operating loss carryforwards could be subject to an annual limitation as a result of certain past or future events, such as stock sales or other equity events constituting a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating loss carryforwards and tax credits before they can be utilized.

The income tax provision differs from that computed using the statutory federal tax rate of 21% due to the following factors (in thousands):

	2024	2023
Tax benefit at statutory federal rate	$(1,351)	$(851)
State taxes, net of federal tax benefit	(317)	(173)
Increase in valuation allowance	(4,058)	(1,224)
Permanent items	(10)	73
General business tax credit	(68)	(285)
Other comprehensive income, tax benefit	—	(100)
Stock options deferred true-up	5,674	—
Other	159	2,501
	$29	$(59)

As of December 31, 2024 and December 31, 2023, the Company had no unrecognized tax benefits or position which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest or penalties, such amounts would be classified as income tax expense. As of December 31, 2024, all federal tax returns since 2021 are subject to audit. The expiration of the state returns varies by state, but the 2020 and subsequent years’ returns generally are subject to audit. No tax returns are currently being examined by taxing authorities.

NOTE 10—LEASES

Operating leases — During the years ended December 31, 2024 and 2023, the Company leased its office space under operating leases with unrelated entities.

Prior to November 2024, the Company leased 21,293 square feet of office space for its headquarters in Torrance, California, at a base rental of $90,069 per month pursuant to lease, as amended, which was to expire on September 30, 2026. In November 2024, the lease was amended to, among other things, reduce the leased space to 4,639 square feet at a base rental of $18,556 per month and to provide for the upfront payment of approximately $58,483 to fund the cost of demising work on the former leased space. The amended lease became effective on April 2, 2025 and will expire on April 1, 2030. In addition, the Company leases 2,326 square feet of office space in Dubai, United Arab Emirates, at a base rental of AED 11,707 (approximately $3,000) per month, which will expire on June 19, 2026.

Rent expense was $1.1 million and $1.2 million for years ended December 31, 2024 and 2023, respectively.

Future minimum lease payments were as follows as of December 31, 2024 (in thousands):

Amount
2025	$2,577
2026	846
Total future minimum lease payments	3,423
Less: Interest	(185)
Current portion	(2,423)
Operating lease liabilities, less current portion	$815

As of December 31, 2024 and 2023, the Company had an operating lease right-of-use asset of $1.5 million and $2.3 million, respectively and lease liability of $3.2 million and $3.5 million, respectively. As of December 31, 2024 and 2023, the weighted-average discount rate was 12.9%. The weighted average remaining term of the Company’s leases as of December 31, 2024 was 1.7 years.

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

NOTE 12—RELATED PARTY TRANSACTIONS

The following table sets forth information relating to our loans from related persons outstanding at any time during the year ended December 31, 2024 (in thousands except for conversion rate and share information):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding December 31, 2024	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid
Promissory note payable - related parties:
	Willis Lee(2)	12%	10/29/2020	On Demand	100	100	—	2
	Soomi Niihara(1)	12%	12/7/2021	On Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	On Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	On Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	On Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	On Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	On Demand	200	200	—	—
	Albert Niihara(1)	10%	4/4/2022	On Demand	350	500	150	—
	Willis Lee(2)	10%	4/14/2022	On Demand	45	45	—	—
	Albert Niihara(1)	10%	4/19/2022	On Demand	250	250	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	On Demand	40	40	—	—
	Dr. Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	44
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	23
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	153
	Hope International Hospice, Inc.(1)	10%	8/17/2022	On Demand	50	50	—	—
	Hope International Hospice, Inc.(1)	10%	10/20/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	On Demand	100	100	—	—
	Dr. Yutaka and Soomi Niihara(1)	10%	3/21/2023	On Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 months	350	700	350	70
				Subtotal	$5,693	$6,193	$500	$292
				Total	$5,693	$6,193	$500	$292

The following table sets forth information relating to our loans from related persons outstanding at any time during the year ended December 31, 2023 (in thousands except for conversion rate and share information):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding December 31, 2023	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid
Current, Promissory note payable to related parties:
	Willis Lee(2)	12%	10/29/2020	Due on Demand	$100	$100	—	—
	Soomi Niihara(1)	12%	12/7/2021	Due on Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	Due on Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	Due on Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	Due on Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	Due on Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	Due on Demand	200	200	—	—
	Willis Lee(2)	10%	4/14/2022	Due on Demand	45	45	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	Due on Demand	40	40	—	—
	Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	48
	Hope International Hospice, Inc.(1)	10%	8/15/2022	Due on Demand	—	50	50	2
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	25
	Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	167
	Hope International Hospice, Inc.(1)	10%	8/17/2022	Due on Demand	50	50	—	—
	Yutaka and Soomi Niihara(1)	10%	8/17/2022	Due on Demand	—	60	60	6
	Seah Lim(2)	6%	9/16/2022	3 years	—	1,200	1,200	90
	Hope International Hospice, Inc.(1)	10%	10/20/2022	Due on Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	Due on Demand	100	100	—	—
	Yutaka and Soomi Niihara(1)	10%	3/21/2023	Due on Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 months	700	700	—	—
				Subtotal	5,443	6,753	1,310	338
Convertible note payable - related parties:
	Wei Peu Zen(2)	10%	1/18/2023	1 - 2 years	—	1,000	1,000	91
				Subtotal	—	1,000	1,000	91
				Total	$5,443	$7,753	$2,310	$429

(1) Dr. Niihara, a former director, Chairman of the Board and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc.

(2) Officer or director.

See Note 5 for a discussion of the sale of the Company's EJ Holdings shares to Niihara International, Inc., formed by Dr. Niihara and the related loan receivable from EJ Holdings.

See Note 8 for a discussion of the amendment to the previously issued warrant to Dr. Niihara.

See Notes 6 and 11 for a discussion of the Company’s distribution and supply agreements with Telcon, which holds 4,147,491 shares of the Company common stock, or approximately 6.5% of the common stock outstanding as of December 31, 2024. The Company holds an investment in a convertible bond of Telcon in the principal amount of KRW 20.1 billion, or approximately $13.6 million as of December 31, 2024, which matures on October 16, 2030 and bears interest at 2.1% a year, payable quarterly. See Note 5 for more information regarding the investment in convertible bond.

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

For the years ended December 31, 2024 and 2023, the Company made matching contributions to the Company’s 401(k) Plan of $66,000 and $78,000, respectively.

NOTE 14—SUBSEQUENT EVENTS

In February 2025, the Company entered into an Agreement for the Purchase and Sales of Future Receipts with a third party pursuant to which it sells $1,908,000 of future receipts (the "Purchased Amount") in exchange for net proceeds of $1,325,000. Under the agreement, the Company agrees to pay the third party approximately $49,000 weekly until the Purchased Amount has been collected.