Form 10-Q
period 2025-03-31
Emmaus Life Sciences, Inc.
filed 2025-05-15
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The registrant had 63,865,571 shares of common stock, par value $0.001 per share, outstanding as of May 10, 2025.

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended March 31, 2025

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,333	$1,389
Accounts receivable, net	2,061	2,623
Inventories, net	1,437	1,635
Prepaid expenses and other current assets	822	1,120
Total current assets	5,653	6,767
Property and equipment, net	41	46
Right of use assets	1,331	1,530
Investment in convertible bond	15,231	15,037
Other assets	222	222
Total assets	$22,478	$23,602
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,313	$16,926
Operating lease liabilities, current portion	2,676	2,423
Conversion feature derivative, notes payable	—	162
Other current liabilities	16,403	16,557
Warrant derivative liabilities	17	8
Notes payable, current portion, net of discount	7,420	7,093
Notes payable to related parties	3,222	3,372
Convertible notes payable, net of discount	16,864	17,014
Total current liabilities	64,915	63,555
Operating lease liabilities, less current portion	544	815
Other long-term liabilities	13,369	13,465
Notes payable to related parties, net of discount	2,251	2,246
Total liabilities	81,079	80,081
Commitments and contingent liabilities (Note 11)
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 63,865,571 shares issued and outstanding at March 31, 2025 and December 31, 2024	64	64
Additional paid-in capital	225,906	225,896
Net loan receivable from EJ Holdings	(16,869)	(16,869)
Accumulated other comprehensive loss	(2,797)	(2,995)
Accumulated deficit	(264,905)	(262,575)
Total stockholders’ deficit	(58,601)	(56,479)
Total liabilities and stockholders’ deficit	$22,478	$23,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three months Ended March 31,
	2025	2024
REVENUES, NET	$2,406	$2,506
COST OF GOODS SOLD	225	257
GROSS PROFIT	2,181	2,249
OPERATING EXPENSES
Research and development	176	183
Selling	646	1,937
General and administrative	2,339	2,869
Total operating expenses	3,161	4,989
LOSS FROM OPERATIONS	(980)	(2,740)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(164)	—
Change in fair value of warrant derivative liabilities	(9)	(8)
Change in fair value of conversion feature derivative, notes payable	162	(907)
Gain on restructured debt	—	1,032
Foreign exchange gain (loss)	(152)	31
Interest and other income (net)	73	147
Interest expense	(1,256)	(1,910)
Total other expense	(1,346)	(1,615)
LOSS BEFORE INCOME TAXES	(2,326)	(4,355)
Income tax provision (benefit)	4	(7)
NET LOSS	(2,330)	(4,348)

COMPONENTS OF OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on debt securities available for sale (net of tax)	194	(1,728)
Foreign currency translation adjustments	4	18
Other comprehensive income (loss)	198	(1,710)
COMPREHENSIVE LOSS	$(2,132)	$(6,058)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.04)	$(0.07)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	63,865,571	61,845,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common stock		Additional paid-in	Loan receivable from	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	EJ Holdings	loss	deficit	deficit
Balance, January 1, 2025	63,865,571	$64	$225,896	$(16,869)	$(2,995)	$(262,575)	(56,479)
Share-based compensation	—	—	10	—	—	—	10
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	—	194	—	194
Foreign currency translation effect	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(2,330)	(2,330)
Balance, March 31, 2025	63,865,571	64	225,906	(16,869)	(2,797)	(264,905)	(58,601)

	Common stock		Additional paid-in	Loan receivable from	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	EJ Holdings	income (loss)	deficit	deficit
Balance, January 1, 2024	61,845,963	$62	$225,333	$(16,869)	$(160)	$(256,122)	$(47,756)
Share-based compensation	—	—	170	—	—	—	170
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	—	(1,728)	—	(1,728)
Foreign currency translation effect	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	(4,348)	(4,348)
Balance, March 31, 2024	61,845,963	62	225,503	(16,869)	(1,870)	(260,470)	(53,644)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,330)	$(4,348)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	5	6
Inventory reserve	—	12
Amortization of discount of notes payable and convertible notes payable	99	494
Foreign exchange adjustments	141	(113)
Loss on debt extinguishment	164	—
Gain on restructured debt	—	(1,032)
Share-based compensation	10	170
Change in fair value of warrant derivative liabilities	9	8
Change in fair value of conversion feature derivative, notes payable	(162)	907
Net changes in operating assets and liabilities
Accounts receivable	562	2,533
Inventories	199	166
Prepaid expenses and other current assets	298	135
Other non-current assets	198	215
Accounts payable and accrued expenses	1,353	1,472
Other current liabilities	(254)	(316)
Other long-term liabilities	(13)	(169)
Net cash flows provided by operating activities	279	140
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(4)
Net cash flows used in investing activities	—	(4)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	1,206	1,400
Payments of notes payable	(1,251)	(1,805)
Payments of notes payable, related party	(150)	(350)
Payments of convertible notes	(150)	(200)
Net cash flows used in financing activities	(345)	(955)
Effect of exchange rate changes on cash	10	(16)
Net decrease in cash and cash equivalents	(56)	(835)
Cash and cash equivalents, beginning of year	1,389	2,547
Cash and cash equivalents, end of year	$1,333	$1,712

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$415	$873
Income taxes paid	$—	$16

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc., (“Emmaus”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. The condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on April 14, 2025. The accompanying condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated balance sheet at December 31, 2024 contained in the Annual Report. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any future interim period.

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

Going concern— The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $2.3 million for the three months ended March 31, 2025 and had a working capital deficit of $59.3 million as of March 31, 2025. The Company’s indebtedness included in its current liabilities and its expected working capital needs, including debt service on its existing indebtedness and the expected costs relating to the commercialization of Endari® in the MENA region and elsewhere, exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the Company’s current liabilities and future obligations, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, third-party loans, equity or debt financings or licensing or other strategic agreements. The Company has no understanding or arrangement for any restructuring, refinancing, or financing, and there can be no assurance that the Company will be able to restructure or refinancing its existing indebtedness or obtain additional related-party or third-party loans or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. Due to the uncertainty of the Company’s ability to meet its current liabilities and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts receivable— Accounts receivables are primarily attributable to product sales to customers. Each reporting period, the Company evaluates the collectability of outstanding receivable balances and records an allowance for credit loss based on an estimate of current expected credit loss. The estimate is based on historical experience, customer creditworthiness, facts and circumstance specific to outstanding balances and payment terms. Provisions are made based upon a specific review of all significant outstanding invoices and the quality and age of those invoices. As of March 31, 2025 and December 31, 2024, the Company recorded no valuation allowances. The Company believes the credit risks associated with its customers are not significant.

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

Inventories—Inventories consist of raw materials, finished goods and work-in-process and are valued on a first‑in, first‑out basis at the lesser of cost or net realizable value. Work‑in‑process inventories consist of L‑glutamine for the Company’s products that has not yet been packaged and labeled for sale. Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews its inventory and provides for potential obsolescence based on its assessment of market conditions and anticipated demand. Substantially all raw materials purchase during the three months ended March 31, 2025 and the year ended December 31, 2024 were supplied, directly or indirectly by one supplier. Inventories are presented net of reserves totaling $5.0 million as of March 31, 2025 and December 31, 2024.

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

Net loss per share — The basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Dilutive net loss per share is computed in a similar manner, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The following securities were not included diluted shares outstanding because the effect would be anti-dilutive (in shares).

	Three months Ended March 31,
	2025	2024
Stock options	4,640,782	5,331,551
Warrants	4,625,000	4,732,391
Convertible notes	176,868,647	102,878,549
Total anti-dilutive instrument	186,134,429	112,942,491

Segment reporting—The Company operates and manages its business as a single reportable segment primarily for the marketing and sales of Endari®. In accordance with ASC 280, "Segment Reporting," the determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company's chief operating decision maker ("CODM").

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): "Improvements to Reportable Segment Disclosures" ("ASU 2023-07") to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.The Company had adopted this update for fiscal year ended December 31, 2024. The impact is limited to the Company's financial statement disclosures, which are presented in the Segment reporting section.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation and income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact adopting the guidance.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosures in the notes of the financial statements of certain categories of expenses that are included in expense line items on the face of the income statement. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will evaluate the impact adopting the guidance will have on the Company's consolidated financial statements and disclosures.

NOTE 3 — REVENUES

Revenues, net by category were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Endari®	$2,253	$2,344
Other	153	162
Revenues, net	$2,406	$2,506

The following table summarizes the revenue allowance and accrual activities for the three months ended March 31, 2025 and 2024 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of January 1, 2025	$1,135	$6,812	$138	$8,085
Provision related to sales in the current year	192	746	27	965
Adjustments related to prior period sales	4	17	—	21
Credits and payments made	(251)	(529)	(81)	(861)
Balance as of March 31, 2025	$1,080	$7,046	$84	$8,210

Balance as of January 1, 2024	$1,212	$5,658	$863	$7,733
Provision related to sales in the current year	205	577	25	807
Adjustments related to prior period sales	(50)	51	—	1
Credits and payments made	(529)	(553)	(645)	(1,727)
Balance as of March 31, 2024	$838	$5,733	$243	$6,814

The following table summarizes revenues attributable to each of the customers that accounted for 10% or more of our net revenues in any of the periods shown:

	Three months ended March 31,
	2025	2024
Customer A	20%	46%
Customer B	10%	39%
Customer C	30%	2%

On June 15, 2017, the Company entered into a distributor agreement with Telcon RF Pharmaceutical, Inc., or Telcon, pursuant to which it granted Telcon exclusive rights to the Company’s prescription grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from the Company specified minimum quantities of the PGLG. Telcon had the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the $10 million upfront fee would become repayable to Telcon. In January 2023, Telcon terminated the distributor agreement, and the upfront fee of $10 million is included in other current liabilities as of March 31, 2025 and December 31, 2024. See Notes 5, 6 and 11 and for additional details of the Company's agreements with Telcon.

NOTE 4 — SELECTED FINANCIAL STATEMENT — ASSETS

Inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials and components	$1,147	$1,147
Work-in-process	187	184
Finished goods	5,127	5,328
Inventory reserve	(5,024)	(5,024)
Total inventories, net	$1,437	$1,635

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid insurance	$413	$622
Prepaid expenses	198	272
Other current assets	211	226
Total prepaid expenses and other current assets	$822	$1,120

Property and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Equipment	$357	$357
Leasehold improvements	15	15
Furniture and fixtures	30	30
Total property and equipment	402	402
Less: accumulated depreciation	(361)	(356)
Total property and equipment, net	$41	$46

For the three months ended March 31, 2025 and 2024, depreciation expense was approximately $5,000 and $6,000, respectively.

NOTE 5 — INVESTMENTS

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% per year, payable quarterly. Beginning October 16, 2021, the Company became entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately US$8.00 per share. The initial conversion price is subject to downward adjustment on a monthly based on the volume-weighted average market price of Telcon shares as reported on Korean Securities Dealers Automated Quotations Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares and to customary antidilution adjustments upon a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. On December 30, 2024, Telcon undertook a reverse stock split at a rate of 1-for-10. The conversion price as of March 31, 2025 is set forth in the “Investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right described above or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Notes 6 and 11.

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

In April 2025, Telcon offset KRW3.1 billion, or approximately $2.1 million, against the principal amount of the Telcon convertible bond and the Company released KRW49 million, or approximately $34,000, in cash proceeds to Telcon in satisfaction of the target shortfall for the year ended 2024. As a result, the Company realized a net loss on investment in convertible bond of $531,000, which previously was classified as unrealized gain on debt securities available-for-sale in the other comprehensive loss.

The following table sets forth the fair value and changes in fair value of the investment in the Telcon convertible bond as of March 31, 2025 and December 31, 2024 (in thousands):

Investment in convertible bond	March 31, 2025	December 31, 2024
Balance, beginning of period	$15,037	$20,978
Sales of convertible bond	—	(2,508)
Net gain (loss) on investment on convertible bond	—	(347)
Change in fair value included in the statement of other comprehensive loss	194	(3,086)
Balance, end of period	$15,231	$15,037

The fair value as of March 31, 2025 and December 31, 2024 was based upon following assumptions:

	March 31, 2025	December 31, 2024
Principal outstanding (South Korean won)	KRW 20.1 billion	KRW 20.1 billion
Stock price	KRW 3,070	KRW 5870
Expected life (in years)	5.55	5.79
Selected yield	11.25%	9.50%
Expected volatility (Telcon common stock)	63.70%	62.90%
Risk-free interest rate (South Korea government bond)	2.67%	2.78%
Expected dividend yield	—	—
Conversion price	KRW3,312(US$2.26)	KRW5,850(US$3.96)

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

EJ Holdings has had no substantial revenues since its inception, has dependent on loans from the Company to acquire the Ube facility and fund its operations and will be dependent on loans from other financing unless and until its plant is activated and it can secure customers for its products. There is no assurance that needed funding will be available from other sources. If EJ Holdings fails to obtain needed funding, it may need to suspend activities at the Ube plant.

On December 28, 2023, the Company sold and assigned its EJ Holdings shares at its original cost of JPY3.6 million or US$25,304 to Niihara International, Inc., which was formed by Yutaka Niihara, M.D., Ph. D., former Chairman and Chief Executive

Officer of the Company and a principal stockholder of the Company. In January 2024, JIP also sold their EJ Holdings' capial share to Niihara International, Inc. In connection with the sale and assignment, the Company derecognized its investment in EJ Holdings, including $1.5 million of currency translation adjustments recorded in other comprehensive loss. As of March 31, 2025 and December 31, 2024, the face amount of the loan receivable from EJ Holdings was $25.8 million, which was reflected in $16.9 million of net loan receivable from EJ Holdings as contra-equity on the condensed consolidated balance sheets.

NOTE 6 — SELECTED FINANCIAL STATEMENT - LIABILITIES

Accounts payable and accrued expenses consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable:
Clinical and regulatory expenses	$514	$452
Professional fees	608	904
Selling expenses	1,516	1,553
Manufacturing costs	695	706
Non-employee director compensation	954	966
Other vendors	520	594
Total accounts payable	4,807	5,175
Accrued interest payable, related parties	1,274	1,145
Accrued interest payable	3,492	2,874
Accrued expenses:
Payroll expenses	466	323
Government rebates and other rebates	7,809	7,229
Due to customers	—	15
Other accrued expenses	465	165
Total accrued expenses	8,740	7,732
Total accounts payable and accrued expenses	$18,313	16,926

Other current liabilities consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Trade discount	$5,100	$5,000
Unearned revenue (a)	10,000	10,000
Other current liabilities	1,303	1,557
Total other current liabilities	$16,403	$16,557

(a) Refer to Note 3 for information regarding to due to Telcon.

Other long-term liabilities consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Trade discount	$13,323	$13,421
Other long-term liabilities	46	44
Total other long-term liabilities	$13,369	$13,465

On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual target for bulk containers of PGLG. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain items of the API Supply Agreement (the “revised API Agreement”). The Company purchased none and $125,000 of PGLG from Telcon for three months ended March 31, 2025 and 2024, respectively, of which $612,000 and $588,000 were reflected in accounts payable as of March 31, 2025 and December 31, 2024, respectively. The revised API Agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement. See Note 5 for information regarding the settlement of the target shortfall for 2023 and 2024.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at March 31, 2025 and December 31, 2024 (in thousands except for number of underlying shares):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding March 31, 2025	Unamortized Discount March 31, 2025	Capitalized Accrued Interest March 31, 2025	Carrying Amount March 31, 2025	Underlying Shares March 31, 2025
Notes payable
2013	10%	Due on demand	—		$670	$—	$—	$670	—
2022	10%-12%	Due on demand	—		518	—	—	518	—
2023	11%	Due on demand	—		3,270	—	—	3,270	—
2024	30%-48%	Due on demand - 34 weeks	—		1,929	27	—	1,902	—
2025	49%	38 weeks	—		1,151	91	—	1,060	—
					$7,538	$118	$—	$7,420	—
		Current			$7,538	$118	$—	$7,420	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	—	100	—
2021	12%	Due on demand	—		700	—	—	700	—
2022	10%-12%	Due on demand - 5 years	—		4,166	70	—	4,096	—
2023	10%-60%	Due on demand	—		577	—	—	577	—
					$5,543	$70	$—	$5,473	—
		Current			$3,222	$—	$—	$3,222	—
		Non-current			$2,321	$70	$—	$2,251	—
Convertible notes payable
2021	10%	Due on demand	$0.13		745	—	—	745	34,610,872
2023	13%	Due on demand	$10.00	(a)	3,150	—	—	3,150	388,485
2023	10%	Due on demand	$0.29		1,000	—	—	1,000	3,990,552
2024	10%	Due on demand	$0.13		11,030	—	939	11,969	138,267,223
					$15,925	$—	$939	$16,864	177,257,132
		Current			$15,925	$—	$939	$16,864	177,257,132
		Total			$29,006	$188	$939	$29,757	177,257,132

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2024	Unamortized Discount December 31, 2024	Capitalized Accrued Interest December 31, 2024	Carrying Amount December 31, 2024	Shares Underlying Notes December 31, 2024
Notes payable
2013	10%	Due on demand	—		$638	$—	$—	$638	—
2022	10% - 12%	Due on demand	—		505	—	—	505	—
2023	10% - 13%	Due on demand	—		3,200	—	—	3,200	—
2024	30%-48%	Due on demand -34 weeks	—		2,854	104	—	2,750	—
					$7,197	$104	$—	$7,093	—
		Current			$7,197	$104	$—	$7,093	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	—	100	—
2021	12%	Due on demand	—		700	—	—	700	—
2022	10%-12%	Due on demand - 5 years	—		4,316	75	—	4,241	—
2023	10%-60%	Due on demand	—		577	—	—	577	—
					$5,693	$75	$—	$5,618	—
		Current			$3,372	$—	$—	$3,372	—
		Non-current			$2,321	$75	$—	$2,246	—
Convertible notes payable
2021	2%	Due on Demand	$0.13		895	—	—	895	39,455,164
2023	13%	Due on Demand	$10.00	(a)	3,150	—	—	3,150	378,388
2023	10%	Due on Demand	$0.29		1,000	—	—	1,000	3,905,526
2024	10%	1 year	$0.13		11,030	—	939	11,969	132,861,455
					$16,075	$—	$939	$17,014	176,600,533
		Current			$16,075	$—	$939	$17,014	176,600,533
		Grand Total			$28,965	$179	$939	$29,725	176,600,533

(a)
This note is convertible into shares of EMI Holding, Inc., a wholly owned subsidiary of Emmaus Life Sciences, Inc.

The weighted-average stated annual interest rate of notes payable was 14% and 13% for the periods ended March 31, 2025 and December 31, 2024, respectively. The weighted-average effective annual interest rate of notes payable as of March 31, 2025 and December 31, 2024 was 16%, after giving effect to discounts relating to conversion features, warrants and deferred financing costs relating to the notes.

As of March 31, 2025, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending
2025 (nine months)	$26,685
2026	2,321
Total	$29,006

On February 9, 2021, the Company entered into a securities purchase agreement in which the Company sold and issued to purchasers in a private placement pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder approximately $14.5 million principal amount of convertible promissory notes of the Company a face value.

Commencing one year from the original issue date, the convertible promissory notes became convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $1.48 per share, which equaled the “Average volume-weighted average price" ("Average VWAP”) of the Company’s common stock on the effective date. The initial conversion price is subject to adjustment as of the end of each three-month period following the original issue date, commencing May 31, 2021, to equal the Average VWAP as of the end of such three-month period if such Average VWAP is less than the then-conversion price. There is no floor on the conversion price. The conversion price will be subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes. In January 2023, $500,000 principal amount of convertible promissory notes was converted into 1,351,351 shares of the Company's common stock. In April 2023, $1 million principal amount of the convertible promissory note was converted into 2,702,702 shares of common stock. In April 2024, $260,000 principal amount plus accrued interest was converted into 2,019,608 shares of the Company's stock. For the year ended December 31, 2024, the Company repaid $455,000 principal amount of the convertible promissory notes. In January and February 2025, the Company repaid principal amount of $100,000 and $50,000, respectively. As of March 31, 2025, the conversion price was $0.03 per share.

The convertible promissory notes bear interest at the rate of 2% per year (10% in case of default), payable semi-annually on the last business day of August and January of each year and matured on the 3rd anniversary of the original issue date. The convertible promissory notes are prepayable in whole or in part at the election of the holders. The convertible promissory notes are general, unsecured obligations of the Company.

In February and March 2024, Company entered into Exchange Agreements (the "Exchange Notes") with certain convertible notes holders pursuant to which it agreed to issue total of $11.1 million principal amount of convertible promissory notes of the Company due one year from issuance of the Exchange Notes in exchange for the surrender for cancellation and satisfaction in full of a like principal amount of our outstanding convertible promissory notes due in 2024. The surrendered notes bore interest at the annual rate of 2%, payable semi-annually, and were convertible at the election of the holder into shares of the Company's common stock at the conversion rate of $0.13 per share. The Exchange Notes bear interest at the annual rate of 10% and are convertible into shares of the Company’s common stock at an initial conversion rate of $0.13 per share, subject to decrease, but not increase, at the end of each three-month period from issuance to equal the VWAP (as defined) of the Company’s common stock and to adjustment in the event of a stock split, reverse stock split and similar events. The principal amount of and accrued interest on the Exchange Notes will be payable in two equal semi-annual installments. No additional consideration was paid in connection with the exchange. The convertible promissory notes are general, unsecured obligations of the Company. Management evaluated if the transaction qualified as troubled debt restructuring under ASC 470-60. Since the Company was experiencing financial difficulty and the effective borrowing rate on the restructured debt is less than the effective borrowing rate on the original debt, this transaction was accounted for as a troubled debt restructuring. As a result, the Company recorded gain on restructured debt of $1.0 million in the condensed consolidated statements of operations for the three months ended March 31, 2024. As of March 31, 2025, $11.0 million principal amount of the Exchange Notes was due and payable on demand.

The conversion feature of the original convertible promissory notes and the Exchange Notes is separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. The following table sets forth the fair value of the conversion feature liability as of December 31, 2024 (in thousands). In March

2025, the convertible promissory note became due and the conversion rate exceeds stock price and therefore, the fair value of conversion feature is determined to be zero.

Convertible promissory notes	March 31, 2025	December 31, 2024
Balance, beginning of period	$162	$451
Change in fair value included in the statement of operations	(162)	(289)
Balance, end of period	$—	$162

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

On March 5, 2024, the conversion feature of the convertible promissory note no longer met the scope exception in ASC 815-10-15-74 as the investors' Rule 144(d) holding period for the Company has ended and separately accounted for at fair value as a derivative liability that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. As of March 5, 2024, the fair value of the conversion feature was $2,000. In September 2024, the convertible promissory note became due. As of March 31, 2025, the conversion rate exceeds stock price and therefore, the fair value of conversion feature is determined to be zero.

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

In September 2024, Emmaus Medical entered into Sale of Future Receipts Agreement with third party pursuant to which it sold and assigned $1,298,000 of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $800,000. Under the agreement, the Company agreed to pay the third party $35,000 weekly for 10 weeks and $41,217 weekly thereafter until the Purchase Amount has been collected. In February 2025, the Company repaid in full the outstanding balance of $343,000 and recognized debt extinguishment loss of $164,000 as the Company entered into another agreement discussed below.

In December 2024, Emmaus Medical entered into Sale of Future Receipts Agreement with third party pursuant to which it sold and assigned $1,475,000 of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $910,000. Under the agreement, the Company agreed to pay the third party $43,382 weekly until the Purchase Amount has been collected. As of March 31, 2025 and December 31, 2024, the outstanding balance of the loans were $529,000 and $912,000, respectively.

In February 2025, the Company entered into an Agreement for the Purchase and Sales of Future Receipts with a third party pursuant to which it sells $1,908,000 of future receipts (the "Purchased Amount") in exchange for net proceeds of $1,325,000 with origination fee of $119,000. Under the agreement, the Company agrees to pay the third party approximately $49,000 weekly until the Purchased Amount has been collected. As of March 31, 2025, the outstanding balance of the loans were $1.2 million.

Except as otherwise indicated above, the net proceeds of the foregoing loans and other arrangements were used to augment the Company's working capital.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Warrant issued for services — On January 12, 2023, the Company granted two consultants to the Company five-year warrants to purchase up to 250,000 shares of common stock each at an exercise price of $0.50 a share. On January 27, 2023, the Company also granted a consulting company a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.47 a share. The warrants are subject to adjustment in the event of a stock split, reverse stock split and similar events. The fair value of the warrants was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based upon the market value of the common stock. The expected volatility was adjusted using the historical volatility of the common stock and the market price of comparable publicly traded securities. The warrants are classified as a liability. For the three months ended March 31, 2025, and 2024, the Company recorded the change in fair value of approximately $9,000 and $8,000, respectively, in the condensed consolidated statements of operations.

The following table presents the assumptions used to value the warrants:

	March 31, 2025	December 31, 2024
Stock price	$0.02	$0.01
Exercise price	$0.47 - $0.50	$0.47 - $0.50
Expected term	2.78-2.82 years	3.03-3.07 years
Risk-free rate	3.89%	4.27%
Dividend yield	—	—
Volatility	472.58% - 475.72%	444.84%-447.87%

A summary of outstanding warrants as of March 31, 2025 and December 31, 2024 is presented below:

	March 31, 2025		December 31, 2024
	Number of Warrants	Weighted‑ Average Exercise Price	Number of Warrants	Weighted‑ Average Exercise Price
Warrants outstanding, beginning of period	4,625,000	$0.81	4,732,391	$0.95
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	—	—	(107,391)	7.21
Warrants outstanding, end of period	4,625,000	$0.81	4,625,000	$0.81
Warrants exercisable end of period	4,625,000	$0.81	4,625,000	$0.81

As of March 31, 2025, the weighted-average remaining contractual life of outstanding warrants was 0.9 years.

Stock options— The Company's former 2011 Stock Incentive Plan permitted grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. Options granted under the 2011 Stock Incentive Plan generally expire ten years after grant. Options granted to directors vest in quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to continuous service with the Company. The 2011 Stock Incentive Plan expired in May 2021 and no further awards may be made under the Plan. As of March 31, 2025 and December 31, 2024, stock options to purchase up to 1,300,774 and 1,461,443 shares, respectively were outstanding under the 2011 Stock Incentive Plan.

The Company also had an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company could grant incentive stock options to selected employees including officers, non-employee consultants and non-employee directors. The Plan was terminated in September 2021. As of March 31, 2025 and December 31, 2024 stock options to purchase up to 245,008 shares were outstanding under the Amended and Restated 2012 Omnibus Incentive Plan.

On September 29, 2021, the Board of Directors of the Company adopted the Emmaus Life Sciences, Inc. 2021 Stock Incentive Plan upon the recommendation of the Compensation Committee of the Board. The 2021 Stock Incentive Plan was approved by stockholders on November 23, 2021. No more than 4,000,000 shares of common stock may be issued pursuant to awards under the 2021 Stock Incentive Plan. The number of shares available for Awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the 2021 Stock Incentive Plan for stock splits, stock dividends, reverse stock splits, recapitalizations and other similar events. During the three months ended March 31, 2024, the Company granted options to purchase 1,620,000 shares, 300,000 shares and 440,000 shares of common stock to employees, non-employee directors and consultants, respectively. All options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares over three years for employees, one year for non-employee directors and immediately for the consultant. As of March 31, 2025 and December 31, 2024, stock options to purchase up to 3,095,000 and 3,580,833 shares, respectively, were outstanding under the 2021 Stock Incentive Plan.

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

A summary of outstanding stock options as of March 31, 2025 and December 31, 2024 is presented below:

	March 31, 2025		December 31, 2024
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	5,287,284	$3.54	3,223,881	$5.97
Granted or deemed granted	—	$—	2,360,000	$0.15
Exercised	—	$—	—	$—
Cancelled, forfeited and expired	(646,502)	$2.71	(296,597)	$0.34
Options outstanding, end of period	4,640,782	$2.97	5,287,284	$3.54
Options exercisable, end of period	4,042,893	$3.95	4,819,920	$3.59
Options available for future grant	905,000		419,167

During the three months ended March 31, 2025 and 2024 the Company recognized approximately $10,000 and $170,000, respectively of share-based compensation expense related to stock options. As of March 31, 2025, there was approximately $37,000 of unrecognized share-based compensation expense related to unvested stock options which is expected to be recognized over the weighted-average remaining vesting period of 0.8 year.

NOTE 9 — INCOME TAX

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax income (loss) and other comprehensive income.

For the three months ended March 31, 2025 and 2024, the Company recorded a income tax provision of $4,000 and benefit of $7,000, respectively. The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The Company established a full valuation allowance against its federal and state deferred tax assets and there was no unrecognized tax benefit as of March 31, 2025 or December 31, 2024.

NOTE 10 — LEASES

Operating leases — The Company leases its office space under operating leases with unrelated entities.

Prior to November 2024, the Company leased 21,293 square feet of office space for its headquarters in Torrance, California, at a base rental of $90,069 per month pursuant to lease, as amended which was to expire on September 30, 2026. In November 2024, the lease was amended to, among other things, reduce the leased space to 4,639 square feet at a base rental of $18,556 per month and to provide for the upfront payment of approximately $58,483 to fund the cost of demising work on the former leased space. The amended lease became effective on April 2, 2025 and will expire on April 1, 2030. In addition, the Company leases 1,163 square feet of office space in Dubai, United Arab Emirates, which lease will expire on June 19, 2026.

The lease expense during the three months ended March 31, 2025 and 2024 was approximately $249,000 and $301,000, respectively.

Future minimum lease payments under the lease agreements were as follows as of March 31, 2025 (in thousands):

Amount
2025 (nine months)	$2,510
2026	846
Total lease payments	3,356
Less: Interest	136
Current portion	2,676
Operating lease liabilities, less current portion	$544

As of March 31, 2025, the Company had an operating lease right-of-use asset of $1.3 million and lease liability of $3.2 million reflected on the condensed consolidated balance sheet. The weighted average remaining term of the Company’s leases as of March 31, 2025 was 1.5 years and the weighted-average discount rate was 12.9%.

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

In December 2024, a lower court in Dubai, UAE, rendered a judgment against the Company’s Emmaus Medical, Inc. subsidiary in the amount of AED546,246, or approximately $150,000, in favor of a former employee of the subsidiary’s Dubai officer in a lawsuit brought by the former employee in connection with the termination of his employment. The court denied the former employee's claims for further commissions and compensation for unlawful termination, as well as the Company’s counterclaims for reimbursement of commissions paid and damages for wrongful acts. The former employee appealed the lower court’s judgment and in a ruling on May 1, 2025, the appeals court awarded the former employee AED 1,775,722, or approximately $483,500, in further commissions. The Company, which has 30 days from the date of the ruling to appeal the award, in considering whether to appeal. There is no assurance that such an appeal would be successful.

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to loans from related parties outstanding at any time during the three months ended March 31, 2025 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at March 31, 2025	Highest Principal Outstanding	Amount of Principal Repaid or Converted to Shares	Amount of Interest Paid
Promissory notes payable to related parties:
	Willis Lee(2)	12%	10/29/2020	On Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	On Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	On Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	On Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	On Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	On Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	On Demand	200	200	—	—
	Albert Niihara(1)	10%	4/5/2022	On Demand	200	350	150	—
	Willis Lee(2)	10%	4/14/2022	On Demand	45	45	—	—
	Albert Niihara(1)	10%	4/19/2022	On Demand	250	250	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	On Demand	40	40	—	—
	Dr. Yutaka and Soomi Niihara(1) (3)	12%	7/27/2022	5 years	402	402	—	12
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	25	—	6
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	167	—	42
	Hope International Hospice, Inc.(1)	10%	8/17/2022	On Demand	50	50	—	—
	Hope International Hospice, Inc.(1)	10%	10/20/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	On Demand	100	100	—	—
	Dr. Yutaka and Soomi Niihara(1)	10%	3/21/2023	On Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 mon	350	350	—	—
				Subtotal	$5,543	$3,966	$150	$60
				Total	$5,543	$3,966	$150	$60

(1)
Dr. Niihara, a former Director and former Chairman and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc.
(2)
Officer or director.
(3)
Carrying amount of this loan includes $70,000 of unamortized discount.

The following table sets forth information relating to loans from related parties outstanding at any time during the year ended December 31, 2024:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at December 31, 2024	Highest Principal Outstanding	Amount of Principal Repaid or Converted to Shares	Amount of Interest Paid
Current, Promissory notes payable to related parties:
	Willis Lee(2)	12%	10/29/2020	On Demand	100	100	—	2
	Soomi Niihara(1)	12%	12/7/2021	On Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	On Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	On Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	On Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	On Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	On Demand	200	200	—	—
	Albert Niihara(1)	10%	4/4/2022	On Demand	350	500	150	—
	Willis Lee(2)	10%	4/14/2022	On Demand	45	45	—	—
	Albert Niihara(1)	10%	4/19/2022	On Demand	250	250	—	—
	Hope International Hospice, Inc.(1)	10%	5/25/2022	On Demand	40	40	—	—
	Dr. Yutaka and Soomi Niihara(1) (3)	12%	7/27/2022	5 years	402	402	—	44
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	23
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	153
	Hope International Hospice, Inc.(1)	10%	8/17/2022	On Demand	50	50	—	—
	Hope International Hospice, Inc.(1)	10%	10/20/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	On Demand	100	100	—	—
	Dr. Yutaka and Soomi Niihara(1)	10%	3/21/2023	On Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 months	350	700	350	70
				Subtotal	$5,693	$6,193	$500	$292
				Total	$5,693	$6,193	$500	$292

(1)
Dr. Niihara, a former Director and former Chairman and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc.
(2)
Officer or director.
(3)
Carrying amount of this loan includes $75,000 of unamortized discount.

See Note 7 for more information on recent developments with respect to certain related-party loans.

See Notes 5, 6 and 11 for a discussion of the Company’s agreements with Telcon, which holds 4,147,491 shares of common stock of the Company, or approximately 6.5% of the common stock outstanding as of March 31, 2025. As of March 31, 2025, the Company held a Telcon convertible bond in the principal amount of KRW 20.1 billion, or approximately $13.7 million, as discussed in Note 5.

NOTE 13 — SUBSEQUENT EVENTS

In April 2025, the Company entered into an Agreement for the Purchase and Sales of Future Receipts with a third party pursuant to which it sells $2,102,500 of future receipts (the "Purchased Amount") in exchange for net proceeds of $1,450,000. Under the agreement, the Company agrees to pay the third party approximately $62,000 weekly until the Purchased Amount has been collected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, the terms, “we,” “us,” “our,” “Emmaus” or the “Company” refer to Emmaus Life Sciences, Inc. and its direct and indirect subsidiaries.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on April 14, 2025 (the “Annual Report”).

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

Company Overview

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. Our only product, Endari® (prescription-grade L-glutamine oral powder) is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”), in adult and pediatric patients five years of age and older. In April 2022, Endari® was approved by the Ministry of Health and Prevention in the United Arab Emirates, or U.A.E, in adults and pediatric patients five years of age and older. In November and December of 2022, we received marketing authorizations for Endari® in Qatar and Kuwait, respectively. In May 2023, we received approval for marketing of Endari to treat SCD from the Bahrain National Health Regulatory Authority. In July 2023, we received marketing approval for Endari® in Oman. Application for marketing authorization in the Kingdom of Saudi Arabia is pending. While the application is pending, the FDA approval of Endari® can be referenced to allow access to Endari® on a named-patient basis.

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

As of March 31, 2025, our accumulated deficit was $264.9 million and we had cash and cash equivalents of $1.3 million. Until we can generate sufficient net revenues from Endari® sales, our future cash requirements are expected to be financed through loans from related parties, third-party loans, public or private equity or debt financings or possible corporate collaboration and licensing arrangements. We are unable to predict if or when we may generate increased net revenues.

Results of Operations:

Three months ended March 31, 2025 and 2024

Net Revenues. Net revenues decreased by $0.1 million, or 4%, to $2.4 million for the three months ended March 31, 2025, compared to $2.5 million for the three months ended March 31, 2024 due to a decrease of U.S. sales, which management attributes to competition from a generic version of L-Glutamine oral powder introduced into U.S. market in mid-2024 as discussed below, partially offset by an increase of sales in the MENA region.

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

Cost of Goods Sold. Cost of goods sold decreased by $0.1 million, or 12%, to $0.2 million for the three months ended March 31, 2025, compared to $0.3 million for the three months ended March 31, 2024. The increase was primarily due to the decrease in U.S. sales discussed above.

Research and Development Expenses. Research and development expenses were $0.2 million for both three months ended March 31, 2025 and for the three months ended March 31, 2024.

Selling Expenses. Selling expenses decreased by $1.3 million, or 67%, to $0.6 million for the three months ended March 31, 2025, compared to $1.9 million for the three months ended March 31, 2024. The decrease was primarily due to decreases in headcount in U.S. sales force carried out in the third quarter of 2024.

General and Administrative Expenses. General and administrative expenses decreased by $0.5 million, or 18%, to $2.3 million for the three months ended March 31, 2025, compared to $2.9 million for the three months ended March 31, 2024. The decrease was mainly due to decreases of $0.4 million in payroll expenses resulting from a reduction in headcount and $0.2 million in professional services partially offset by $0.2 million in legal settlement.

Other Expense. Total other expenses decreased by $0.3 million, or 17%, to $1.3 million for the three months ended March 31, 2025, compared to $1.6 million for the three months ended March 31, 2024. The decrease was primarily due to decreases of $1.1 million in change in fair value of conversion feature derivative and $0.7 million in interest expense, partially offset by decreases of $1.0 million in gain on debt restructuring.

Net Loss. Net loss was $2.3 million and $4.3 million for three months ended March 31, 2025 and 2024, respectively. The decrease was due primarily to the decrease in operating expenses and decrease in other expenses.

Liquidity and Capital Resources

Based on our losses to date, current liabilities and anticipated future net revenues, operating expenses and debt repayment obligations and cash and cash equivalents of $1.3 million as of March 31, 2025, we do not have sufficient operating capital for our business without raising additional capital. We realized a net loss of $2.3 million for the three months ended March 31, 2025 and we may continue to incur net losses for the foreseeable future and until we can generate increased net revenues from Endari® sales. There is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations.

Liquidity represents our ability to pay our liabilities when they become due, fund our business operations, meet our contractual obligations, including repayment of our existing indebtedness and the purchase of API under our supply arrangements with Telcon, and execute our business plan. Our primary sources of liquidity are our cash balances at the beginning of each period, sales of future receipts to third parties, proceeds from related-party loans and other financing activities. Our short-term and long-term cash requirements consist primarily of working capital requirements, general corporate needs, our contractual obligations to purchase API from Telcon and pay debt service under our outstanding notes payable.

As of March 31, 2025, we had outstanding $15.9 million principal amount of convertible promissory notes and $10.8 million principal amount of other notes payable reflected in our current liabilities. Our minimum lease payment obligations were $3.4 million, of which $2.7 million was payable within 12 months.

Our API supply agreement with Telcon provides for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, Telcon may be entitled to payment of the shortfall or to offset the shortfall against the Telcon convertible bond and proceeds thereof that are pledged as collateral to secure our obligations. With our consent, in April 2025, Telcon offset KRW3.1 billion, or approximately $2.1 million, against the principal amount of the Telcon convertible bond and we released KRW49 million, or approximately $34,000, in cash proceeds to Telcon in satisfaction the target shortfall for the year ended 2024.

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date that our condensed consolidated financial statements are issued, as referred to in the “Risk Factors” section of our Annual Report and Note 2 of the Notes to Condensed Consolidated Financial Statements included herein.

Cash flows for the three months ended March 31, 2025 and March 31, 2024

Net cash provided in operating activities

Net cash provided in operating activities increased by $0.2 million, or 99%, to $0.3 million for the three months ended March 31, 2025 from $0.1 million for the three months ended March 31, 2024. This increase was primarily due to a decrease of operating expenses.

Net cash used in investing activities

No net cash was used in investing activities in the three months ended March 31, 2025 compared to $4,000 net cash used in investing activities for the three months ended March 31, 2024.

Net cash used in from financing activities

Net cash used in financing activities decreased by $0.6 million, or 64%, to $0.3 million for the three months ended March 31, 2025 from $1.0 million net cash used in financing activities for the three months ended March 31, 2024. The decrease was the result of $0.8 million reduction of repayments of promissory notes and convertible notes partially offset by $0.2 million reduction of proceeds from issuance of notes payable.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since identifying the Material Weaknesses, we took several steps to remediate the Material Weaknesses, including:

•
engaging third-party accounting consulting firms to assist us in the review of our application of GAAP to complex debt financing transactions;
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

We implemented an integrated cloud-based enterprise resource planning system to manage our financial information and replace our outdated financial accounting systems and software. As a result of these actions, management has concluded that the certain material weaknesses identified in previous fiscal years have been remediated but that there continued to be material weaknesses in our internal control over financial reporting as of December 31, 2025. In particular, our finance and financial accounting department is not adequately staffed, which results in not all policies and procedures being properly documented.

Part II. Other Information

Item 1. Legal Proceedings

In December 2024, a lower court in Dubai, UAE, rendered a judgment against the Company’s Emmaus Medical, Inc. subsidiary in the amount of AED546,246, or approximately $150,000, in favor of a former employee of the subsidiary’s Dubai officer in a lawsuit brought by the former employee in connection with the termination of his employment. The court denied the former employee's claims for further commissions and compensation for unlawful termination, as well as the Company’s counterclaims for reimbursement of commissions paid and damages for wrongful acts. The former employee appealed the lower court’s judgment and in a ruling on May 1, 2025, the appeals court awarded the former employee AED 1,775,722, or approximately $483,500, in further commissions. The Company, which has 30 days from the date of the ruling to appeal the award, in considering whether to appeal. There is no assurance that such an appeal would be successful.

Item 1A. Risk Factors

See “Risk Factors” section of the Annual Report.

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

Emmaus Life Sciences, Inc.

Dated: May 15, 2025	By:	/s/ Willis C. Lee
	Name:	Willis C. Lee
	Its:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yasushi Nagasaki
	Name:	Yasushi Nagasaki
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)