Form 10-Q
period 2025-06-30
Emmaus Life Sciences, Inc.
filed 2025-08-14
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The registrant had 63,865,571 shares of common stock, par value $0.001 per share, outstanding as of August 11, 2025.

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended June 30, 2025

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$886	$1,389
Accounts receivable, net	2,071	2,623
Inventories, net	1,313	1,635
Prepaid expenses and other current assets	745	1,120
Total current assets	5,015	6,767
Property and equipment, net	143	46
Right of use assets	830	1,530
Investment in convertible bond	17,188	15,037
Other assets	168	222
Total assets	$23,344	$23,602
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,373	$16,926
Operating lease liabilities, current portion	348	2,423
Conversion feature derivative, notes payable	—	162
Other current liabilities	14,139	16,557
Warrant derivative liabilities	13	8
Notes payable, current portion, net of discount	8,267	7,093
Notes payable to related parties	3,132	3,372
Convertible notes payable, net of discount	16,804	17,014
Total current liabilities	62,076	63,555
Operating lease liabilities, less current portion	1,584	815
Other long-term liabilities	13,128	13,465
Notes payable to related parties, net of discount	2,257	2,246
Total liabilities	79,045	80,081
Commitments and contingent liabilities (Note 11)
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 63,865,571 shares issued and outstanding at June 30, 2025 and December 31, 2024	64	64
Additional paid-in capital	225,905	225,896
Net loan receivable from EJ Holdings	(16,869)	(16,869)
Accumulated other comprehensive loss	1,239	(2,995)
Accumulated deficit	(266,040)	(262,575)
Total stockholders’ deficit	(55,701)	(56,479)
Total liabilities and stockholders’ deficit	$23,344	$23,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES, NET	$2,817	$5,377	$5,223	$7,883
COST OF GOODS SOLD	150	241	375	498
GROSS PROFIT	2,667	5,136	4,848	7,385
OPERATING EXPENSES
Research and development	56	191	232	374
Selling	674	1,631	1,320	3,568
General and administrative	2,307	2,732	4,646	5,601
Total operating expenses	3,037	4,554	6,198	9,543
INCOME (LOSS) FROM OPERATIONS	(370)	582	(1,350)	(2,158)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(212)	—	(376)	—
Change in fair value of warrant derivative liabilities	4	5	(5)	(3)
Change in fair value of conversion feature derivative, notes payable	—	(1,440)	162	(2,347)
Realized loss on investment in convertible bond	(531)	(544)	(531)	(544)
Gain on restructured debt	—	—	—	1,032
Gain on lease modification	861	—	861	—
Foreign exchange gain (loss)	134	75	(18)	106
Interest and other income (net)	67	135	140	282
Interest expense	(1,678)	(966)	(2,934)	(2,876)
Total other expense	(1,355)	(2,735)	(2,701)	(4,350)
LOSS BEFORE INCOME TAXES	(1,725)	(2,153)	(4,051)	(6,508)
Income tax provision (benefit)	(590)	31	(586)	24
NET LOSS	(1,135)	(2,184)	(3,465)	(6,532)

COMPONENTS OF OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on debt securities available for sale (net of tax)	3,715	(1,733)	3,909	(3,461)
Reclassification adjustment for loss included in net income (loss)	354	197	354	197
Foreign currency translation adjustments	(33)	12	(29)	30
Other comprehensive income (loss)	4,036	(1,524)	4,234	(3,234)
COMPREHENSIVE INCOME (LOSS)	$2,901	$(3,708)	$769	$(9,766)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.02)	$(0.03)	$(0.05)	$(0.10)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	63,865,571	63,355,121	63,865,571	62,600,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

(Unaudited)

	Common stock		Additional paid-in	Loan receivable from	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	EJ Holdings	loss	deficit	deficit
Balance, January 1, 2025	63,865,571	$64	$225,896	$(16,869)	$(2,995)	$(262,575)	$(56,479)
Share-based compensation	—	—	10	—	—	—	10
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	—	194	—	194
Foreign currency translation effect	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(2,330)	(2,330)
Balance, March 31, 2025	63,865,571	64	225,906	(16,869)	(2,797)	(264,905)	(58,601)
Share-based compensation	—	—	(1)	—	—	—	(1)
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	—	3,715	—	3,715
Reclassification of realized loss on investment in convertible bond included in net loss	—	—	—	—	354	—	354
Foreign currency translation effect	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	(1,135)	(1,135)
Balance, June 30, 2025	63,865,571	$64	$225,905	$(16,869)	$1,239	$(266,040)	$(55,701)

	Common stock		Additional paid-in	Loan receivable from	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	EJ Holdings	income (loss)	deficit	deficit
Balance, January 1, 2024	61,845,963	$62	$225,333	$(16,869)	$(160)	$(256,122)	$(47,756)
Share-based compensation	—	—	170	—	—	—	170
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	—	(1,728)	—	(1,728)
Foreign currency translation effect	—	—	—	—	18	—	18
Net loss	—	—	—	—	—	(4,348)	(4,348)
Balance, March 31, 2024	61,845,963	62	225,503	(16,869)	(1,870)	(260,470)	(53,644)
Convertible notes converted to shares	2,019,608	2	307	—	—	—	309
Share-based compensation	—	—	29	—	—	—	29
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	—	(1,733)	—	(1,733)
Reclassification of realized loss on investment in convertible bond included in net loss	—	—	—	—	197	—	197
Foreign currency translation effect	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	(2,184)	(2,184)
Balance, June 30, 2024	63,865,571	$64	$225,839	$(16,869)	$(3,394)	$(262,654)	$(57,014)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,465)	$(6,532)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	9	12
Inventory reserve	4	15
Amortization of discount of notes payable and convertible notes payable	227	563
Foreign exchange adjustments	211	(194)
Tax benefit recognized on unrealized gain on debt securities	(591)	—
Realized loss on investment in convertible bond	531	544
Loss on debt extinguishment	376	—
Gain on restructured debt	—	(1,032)
Gain on lease modification	(861)	—
Share-based compensation	9	199
Change in fair value of warrant derivative liabilities	5	3
Change in fair value of conversion feature derivative, notes payable	(162)	2,347
Net changes in operating assets and liabilities
Accounts receivable	552	921
Inventories	319	47
Prepaid expenses and other current assets	376	471
Other non-current assets	302	412
Accounts payable and accrued expenses	2,464	2,229
Other current liabilities	(2,516)	(2,681)
Other long-term liabilities	(419)	(101)
Net cash flows used in operating activities	(2,629)	(2,777)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of convertible bond	2,172	2,508
Purchases of property and equipment	(1)	(7)
Net cash flows provided by investing activities	2,171	2,501
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	3,238	2,401
Payments of notes payable	(2,849)	(2,571)
Payments of notes payable, related party	(240)	(350)
Payments of convertible notes	(210)	(200)
Net cash flows used in financing activities	(61)	(720)
Effect of exchange rate changes on cash	15	(26)
Net decrease in cash and cash equivalents	(504)	(1,022)
Cash and cash equivalents, beginning of year	1,389	2,547
Cash and cash equivalents, end of year	$885	$1,525

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$916	$1,234
Income taxes paid	$14	$29
NON-CASH INVESING AND FINANCING ACTIVITIES
Conversion of convertible note payable and accrued interest to common stock	$—	$309
Equipment purchased but included in accounts payable	$105	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc., (“Emmaus”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. The condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on April 14, 2025. The accompanying condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated balance sheet at December 31, 2024 contained in the Annual Report. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any future interim period.

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

Going concern— The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $3.5 million for the six months ended June 30, 2025 and had a working capital deficit of $57.1 million as of June 30, 2025. The Company’s indebtedness included in its current liabilities and its expected working capital needs, including debt service on its existing indebtedness and the expected costs relating to the commercialization of Endari® in the MENA region and elsewhere, exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the Company’s current liabilities and future obligations, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, third-party loans, equity or debt financings or licensing or other strategic agreements. The Company has no understanding or arrangement for any restructuring, refinancing, or financing, and there can be no assurance that the Company will be able to restructure or refinance its existing indebtedness or obtain additional related-party or third-party loans or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. Due to the uncertainty of the Company’s ability to meet its current liabilities and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts receivable— Accounts receivables are primarily attributable to product sales to distributors and other customers. Each reporting period, the Company evaluates the collectability of outstanding receivable balances and records an allowance for credit loss based on an estimate of current expected credit loss. The estimate is based on historical experience, customer creditworthiness, facts and circumstance specific to outstanding balances and payment terms. Provisions are made based upon a specific review of all significant outstanding invoices and the quality and age of those invoices. As of June 30, 2025 and December 31, 2024, the Company recorded no valuation allowances. The Company believes the credit risks associated with its customers are not significant.

Inventories—Inventories consist of raw materials, finished goods and work-in-process and are valued on a first‑in, first‑out basis at the lesser of cost or net realizable value. Work‑in‑process inventories consist of L‑glutamine for the Company’s products that has not yet been packaged and labeled for sale. Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews its inventory and provides for potential obsolescence based on its assessment of market conditions and anticipated demand. Substantially all raw materials purchase during the six months ended June 30, 2025 and the year ended

December 31, 2024 were supplied, directly or indirectly by one supplier. Inventories are presented net of reserves totaling $5.0 million as of June 30, 2025 and December 31, 2024.

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

Derivative liability—The Company evaluates its financial instruments including convertible notes to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. The Company applies significant judgment to identify and evaluate terms and conditions in these contracts and agreements to determine whether embedded derivative exists. If all the requirements for bifurcation are met, embedded derivatives are separately measured from the host contract. Bifurcated embedded derivatives are initially recorded at fair value and then remeasure at each reporting period, with change in fair value recognized in the consolidated statements of operations. Bifurcated embedded derivative are classified as separate liability in the condensed consolidated balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warrants	4,405,220	4,720,645	4,514,503	4,726,518
Stock options	4,640,812	5,331,581	4,687,246	5,032,825
Convertible notes	238,601,424	102,954,830	243,360,690	102,954,830
Total anti-dilutive instrument	247,647,456	113,007,056	252,562,439	112,714,173

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

Recent Accounting Pronouncement —Management has considered all recent accounting pronouncements and determined that they will not have a material effect on the Company’s condensed consolidated financial statements except for the following:

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

NOTE 3 — REVENUES

Revenues, net by category were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Endari®	$2,797	99%	$5,351	100%	$5,050	97%	$7,695	98%
Other	20	1%	26	0%	173	3%	188	2%
Revenues, net	2,817	100%	5,377	100%	5,223	100%	7,883	100%

The following table summarizes the revenue allowance and accrual activities for the six months ended June 30, 2025 and June 30, 2024 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of January 1, 2025	$1,135	$6,812	$138	$8,085
Provision related to sales in the current year	390	1,595	55	2,040
Adjustments related to prior period sales	(2)	27	—	25
Credits and payments made	(566)	(980)	(93)	(1,639)
Balance as of June 30, 2025	$957	$7,454	$100	$8,511

Balance as of January 1, 2024	$1,212	$5,658	$863	$7,733
Provision related to sales in the current year	730	1,759	82	2,571
Adjustments related to prior period sales	(79)	34	—	(45)
Credits and payments made	(746)	(765)	(884)	(2,395)
Balance as of June 30, 2024	$1,117	$6,686	$61	$7,864

The following table summarizes revenues attributable to each of the customers that accounted for 10% or more of our net revenues in any of the periods shown:

	Three months ended June 30,			Six months ended June 30,
	2025	2024		2025		2024
Customer A	12%	38%		16%		40%
Customer B	15%	26%		28%		30%
Customer C	27%	21%		13%		15%
Customer D	17%	4%		16%		3%
Customer E	14%	— %	(a)	8%	(a)	— %	(a)

(a) Customer E is included in the table above for comparison to show customer has met or exceeded the 10% threshold for the three months period ended June 30, 2025.

On June 15, 2017, the Company entered into a distributor agreement with Telcon RF Pharmaceutical, Inc., or Telcon, pursuant to which it granted Telcon exclusive rights to the Company’s prescription grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from the Company specified minimum quantities of the PGLG. Telcon had the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the $10 million upfront fee would become repayable to Telcon. In January 2023, Telcon terminated the distributor agreement, and the upfront fee of $10 million is included in other current liabilities as of June 30, 2025 and December 31, 2024. See Notes 5, 6 and 11 and for additional details of the Company's agreements with Telcon.

NOTE 4 — SELECTED FINANCIAL STATEMENT — ASSETS

Inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials and components	$1,145	$1,147
Work-in-process	186	184
Finished goods	5,010	5,328
Inventory reserve	(5,028)	(5,024)
Total inventories, net	$1,313	$1,635

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid insurance	$389	$622
Prepaid expenses	136	272
Other current assets	220	226
Total prepaid expenses and other current assets	$745	$1,120

Property and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Equipment	$463	$357
Leasehold improvements	16	15
Furniture and fixtures	30	30
Total property and equipment	509	402
Less: accumulated depreciation	(366)	(356)
Total property and equipment, net	$143	$46

For the three months ended June 30, 2025 and June 30, 2024, depreciation expense was approximately $4,000 and $6,000, respectively. For six months ended June 30, 2025 and June 30, 2024, depreciation expenses was approximately $9,000 and $12,000, respectively.

NOTE 5 — INVESTMENTS

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% per year, payable quarterly. Beginning October 16, 2021, the Company became entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately US$8.00 per share. The initial conversion price is subject to downward adjustment on a monthly based on the volume-weighted average market price of Telcon shares as reported on Korean Securities Dealers Automated Quotations Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares and to customary antidilution adjustments upon a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. On December 30, 2024, Telcon undertook a reverse stock split at a rate of 1-for-10. The conversion price as of June 30, 2025 is set forth in the “Investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right described above or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Notes 6 and 11.

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

The following table sets forth the fair value and changes in fair value of the investment in the Telcon convertible bond as of June 30, 2025 and December 31, 2024 (in thousands):

Investment in convertible bond	June 30, 2025	December 31, 2024
Balance, beginning of period	$15,037	$20,978
Sales of convertible bond	(2,172)	(2,508)
Net gain (loss) on investment on convertible bond	(177)	(347)
Change in fair value included in the statement of other comprehensive loss (net of tax)	4,500	(3,086)
Balance, end of period	$17,188	$15,037

The fair value as of June 30, 2025 and December 31, 2024 was based upon following assumptions:

	June 30, 2025	December 31, 2024
Principal outstanding (South Korean won)	KRW 17.0 billion	KRW 20.1 billion
Stock price	KRW 5354	KRW 5870
Expected life (in years)	5.30	5.79
Selected yield	13.25%	9.50%
Expected volatility (Telcon common stock)	66.55%	62.90%
Risk-free interest rate (South Korea government bond)	2.58%	2.78%
Expected dividend yield	—	—
Conversion price	KRW3,312(US$2.43)	KRW5,850(US$3.96)

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

On December 28, 2023, the Company sold and assigned its EJ Holdings shares at its original cost of JPY3.6 million or US$25,304 to Niihara International, Inc., which was formed by Yutaka Niihara, M.D., Ph. D., former Chairman and Chief Executive Officer of the Company and a principal stockholder of the Company. In January 2024, JIP also sold their EJ Holdings' capital share to Niihara International, Inc. In connection with the sale and assignment, the Company derecognized its investment in EJ Holdings, including $1.5 million of currency translation adjustments recorded in other comprehensive loss. As of June 30, 2025 and December 31, 2024, the face amount of the loan receivable from EJ Holdings was $25.8 million, which was reflected in $16.9 million of net loan receivable from EJ Holdings as contra-equity on the condensed consolidated balance sheets.

NOTE 6 — SELECTED FINANCIAL STATEMENT - LIABILITIES

Accounts payable and accrued expenses consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable:
Clinical and regulatory expenses	$540	$452
Professional fees	661	904
Selling expenses	1,420	1,553
Manufacturing costs	209	706
Non-employee director compensation	982	966
Other vendors	750	594
Total accounts payable	4,562	5,175
Accrued interest payable, related parties	1,372	1,145
Accrued interest payable	4,407	2,874
Accrued expenses:
Payroll expenses	545	323
Government rebates and other rebates	8,130	7,229
Other accrued expenses	357	180
Total accrued expenses	9,032	7,732
Total accounts payable and accrued expenses	$19,373	$16,926

Other current liabilities consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Trade discount	$3,000	$5,000
Unearned revenue (a)	10,000	10,000
Other current liabilities	1,139	1,557
Total other current liabilities	$14,139	$16,557

(a) Refer to Note 3 for information regarding to due to Telcon.

Other long-term liabilities consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Trade discount	$13,075	$13,421
Other long-term liabilities	53	44
Total other long-term liabilities	$13,128	$13,465

On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual target for bulk containers of PGLG. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain items of the API Supply Agreement (the “revised API Agreement”). The Company purchased none and $368,000 of PGLG from Telcon for six months ended June 30, 2025 and 2024, respectively, of which $51,000 and $588,000 were reflected in accounts payable as of June 30, 2025 and December 31, 2024, respectively. The revised API Agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement. See Note 5 for information regarding the settlement of the target shortfall.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at June 30, 2025 and December 31, 2024 (in thousands except for number of underlying shares):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding June 30, 2025	Unamortized Discount June 30, 2025	Capitalized Accrued Interest June 30, 2025	Carrying Amount June 30, 2025	Underlying Shares June 30, 2025
Notes payable
2013	10%	Due on demand	—		$693	$—	$—	$693	—
2022	10%-12%	Due on demand	—		527	—	—	527	—
2023	11%	Due on demand	—		3,278	—	—	3,278	—
2024	30%	Due on demand	—		1,400	—	—	1,400	—
2025	49% - 56%	20-38 weeks	—		2,516	147	—	2,369	—
					$8,414	$147	$—	$8,267	—
		Current			$8,414	$147	$—	$8,267	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	—	100	—
2021	12%	Due on demand	—		700	—	—	700	—
2022	10%-12%	Due on demand - 5 years	—		4,076	64	—	4,012	—
2023	10%-60%	Due on demand	—		577	—	—	577	—
					$5,453	$64	$—	$5,389	—
		Current			$3,132	$—	$—	$3,132	—
		Non-current			$2,321	$64	$—	$2,257	—
Convertible notes payable
2021	10%	Due on demand	$0.02		685	—	—	685	33,478,176
2023	13%	Due on demand	$10.00	(a)	3,150	—	—	3,150	398,695
2023	10%	Due on demand	$0.29		1,000	—	—	1,000	4,076,523
2024	10%	Due on demand	$0.02		11,030	—	939	11,969	200,000,000
					$15,865	$—	$939	$16,804	237,953,394
		Current			$15,865	$—	$939	$16,804	237,953,394
		Total			$29,732	$211	$939	$30,460	237,953,394

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2024	Unamortized Discount December 31, 2024	Capitalized Accrued Interest December 31, 2024	Carrying Amount December 31, 2024	Shares Underlying Notes December 31, 2024
Notes payable
2013	10%	Due on demand	—		$638	$—	$—	$638	—
2022	10% - 12%	Due on demand	—		505	—	—	505	—
2023	10% - 13%	Due on demand	—		3,200	—	—	3,200	—
2024	30%-48%	Due on demand -34 weeks	—		2,854	104	—	2,750	—
					$7,197	$104	$—	$7,093	—
		Current			$7,197	$104	$—	$7,093	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	—	100	—
2021	12%	Due on demand	—		700	—	—	700	—
2022	10%-12%	Due on demand - 5 years	—		4,316	75	—	4,241	—
2023	10%-60%	Due on demand	—		577	—	—	577	—
					$5,693	$75	$—	$5,618	—
		Current			$3,372	$—	$—	$3,372	—
		Non-current			$2,321	$75	$—	$2,246	—
Convertible notes payable
2021	2%	Due on Demand	$0.13		895	—	—	895	39,455,164
2023	13%	Due on Demand	$10.00	(a)	3,150	—	—	3,150	378,388
2023	10%	Due on Demand	$0.29		1,000	—	—	1,000	3,905,526
2024	10%	1 year	$0.13		11,030	—	939	11,969	132,861,455
					$16,075	$—	$939	$17,014	176,600,533
		Current			$16,075	$—	$939	$17,014	176,600,533
		Grand Total			$28,965	$179	$939	$29,725	176,600,533

(a)
This note is convertible into shares of EMI Holding, Inc., a wholly owned subsidiary of Emmaus Life Sciences, Inc.

The weighted-average stated annual interest rate of notes payable was 15% and 13% for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. The weighted-average effective annual interest rate of notes payable as of June 30, 2025 and December 31, 2024 was 18% and 16%, respectively, after giving effect to discounts relating to conversion features, warrants and deferred financing costs relating to the notes.

As of June 30, 2025, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending
2025 (six months)	$27,411
2026	—
2027	2,321
Total	$29,732

On February 9, 2021, the Company entered into a securities purchase agreement in which the Company sold and issued to purchasers in a private placement pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder approximately $14.5 million principal amount of convertible promissory notes of the Company a face value.

Commencing one year from the original issue date, the convertible promissory notes became convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $1.48 per share, which equaled the “Average volume-weighted average price" ("Average VWAP”) of the Company’s common stock on the effective date. The initial conversion price is subject to adjustment as of the end of each three-month period following the original issue date, commencing May 31, 2021, to equal the Average VWAP as of the end of such three-month period if such Average VWAP is less than the then-conversion price. There is no floor on the conversion price. The conversion price will be subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes. In January 2023, $500,000 principal amount of convertible promissory notes was converted into 1,351,351 shares of the Company's common stock. In April 2023, $1 million principal amount of the convertible promissory note was converted into 2,702,702 shares of common stock. In April 2024, $260,000 principal amount plus accrued interest was converted into 2,019,608 shares of the Company's stock. For the year ended December 31, 2024, the Company repaid $455,000 principal amount of the convertible promissory notes. For six month ended June 30, 2025, the Company repaid total principal amount of $210,000. As of June 30, 2025, the conversion price was $0.02 per share.

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

In February and March 2024, Company entered into Exchange Agreements (the "Exchange Notes") with certain convertible notes holders pursuant to which it agreed to issue total of $11.1 million principal amount of convertible promissory notes of the Company due one year from issuance of the Exchange Notes in exchange for the surrender for cancellation and satisfaction in full of a like principal amount of our outstanding convertible promissory notes due in 2024. The surrendered notes bore interest at the annual rate of 2%, payable semi-annually, and were convertible at the election of the holder into shares of the Company's common stock at the conversion rate of $0.13 per share. The Exchange Notes bear interest at the annual rate of 10% and are convertible into shares of the Company’s common stock at an initial conversion rate of $0.13 per share, subject to decrease, but not increase, at the end of each three-month period from issuance to equal the VWAP (as defined) of the Company’s common stock and to adjustment in the event of a stock split, reverse stock split and similar events. The principal amount of and accrued interest on the Exchange Notes will be payable in two equal semi-annual installments. No additional consideration was paid in connection with the exchange. The convertible promissory notes are general, unsecured obligations of the Company. Management evaluated if the transaction qualified as troubled debt restructuring under ASC 470-60. Since the Company was experiencing financial difficulty and the effective borrowing rate on the restructured debt is less than the effective borrowing rate on the original debt, this transaction was accounted for as a troubled debt restructuring. As a result, the Company recorded gain on restructured debt of $1.0 million in the condensed consolidated statements of operations for the three months ended March 31, 2024. As of June 30, 2025, $11.0 million principal amount of the Exchange Notes was due and payable on demand.

The conversion feature of the original convertible promissory notes and the Exchange Notes is separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. The following table sets forth the fair value of the conversion feature liability as of December 31, 2024 (in thousands). As of June 30,

2025, the convertible promissory note became due and the conversion rate exceeded stock price and, therefore, the fair value of conversion feature was determined to be zero.

Convertible promissory notes	June 30, 2025	December 31, 2024
Balance, beginning of period	$162	$451
Change in fair value included in the statement of operations	(162)	(289)
Balance, end of period	$—	$162

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

On March 5, 2024, the conversion feature of the convertible promissory note no longer met the scope exception in ASC 815-10-15-74 as the investors' Rule 144(d) holding period for the Company had ended and was separately accounted for at fair value as a derivative liability that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. In September 2024, the convertible promissory note became due. As of June 30, 2025, the conversion rate exceeded stock price and, therefore, the fair value of conversion feature was determined to be zero.

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

In September 2024, Emmaus Medical entered into Sale of Future Receipts Agreement (the "September 2024 loan") with third party pursuant to which it sold and assigned $1,298,000 of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $800,000. Under the agreement, the Company agreed to pay the third party $35,000 weekly for 10 weeks and $41,217 weekly thereafter until the Purchase Amount has been collected. In February 2025, the Company repaid in full the outstanding balance of $343,000 and recognized debt extinguishment loss of $164,000 as the Company entered into another agreement discussed below.

In December 2024, Emmaus Medical entered into Sale of Future Receipts Agreement (the "December 2024 loan")with third party pursuant to which it sold and assigned $1,475,000 of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $910,000. Under the agreement, the Company agreed to pay the third party $43,382 weekly until the Purchase Amount has been collected. In May 2025, the Company repaid in full the outstanding balance of $412,000 and recognized debt extinguishments loss of $212,000 as the Company entered into another agreement discussed below.

In February 2025, the Company entered into an Agreement for the Purchase and Sales of Future Receipts (the "February 2025 loan") with a third party pursuant to which it sells $1,908,000 of future receipts (the "Purchased Amount") in exchange for net proceeds of $1,325,000 with origination fee of $119,000. Under the agreement, the Company agrees to pay the third party approximately $49,000 weekly until the Purchased Amount has been collected. A portion of the net proceeds were used to pay off the September 2024 loan discussed above. As of June 30, 2025, the outstanding balance of the loans were approximately $732,000. In August 2025, the Company repaid in full the outstanding balance of $612,000 and recognized debt extinguishments loss of $242,000 as the Company entered into another agreement. Refer to Note 12 for further detail.

In April 2025, the Company entered into an Agreement for the Purchase and Sales of Future Receipts with a third party pursuant to which it sells $2,102,500 of future receipts (the "Purchased Amount") in exchange for net proceeds of $1,450,000 with origination fee of $130,500. Under the agreement, the Company agrees to pay the third party approximately $62,000 weekly until the Purchased Amount has been collected. A portion of the net proceeds were used to pay off the December 2024 loan discussed above. As of June 30, 2025, the outstanding balance of the loans were $1.1 million.

In June 2025, the Company entered into an Agreement for the Future Receivables Sale and Purchase Agreement with a third party pursuant to which it sells $1,012,500 of future receipts (the "Purchased Amount") in exchange for net proceeds of $750,000 with origination fee of $37,550. Under the agreement, the Company agrees to pay the third party approximately $51,000 weekly until the Purchased Amount has been collected. As of June 30, 2025, the outstanding balance of the loans was $675,000.

Except as otherwise indicated above, the net proceeds of the foregoing loans and other arrangements were used to augment the Company's working capital.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Warrant issued for services — On January 12, 2023, the Company granted two consultants to the Company five-year warrants to purchase up to 250,000 shares of common stock each at an exercise price of $0.50 a share. On January 27, 2023, the Company also granted a consulting company a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.47 a share. The warrants are subject to adjustment in the event of a stock split, reverse stock split and similar events. The fair value of the warrants was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based upon the market value of the common stock. The expected volatility was adjusted using the historical volatility of the common stock and the market price of comparable publicly traded securities. The warrants are classified as a liability. For the three months ended June 30, 2025 and 2024, the Company recorded the change in fair value of approximately $4,000 and $5,000, respectively, and for the six months ended June 30, 2025 and 2024, the Company recorded the change in fair value of approximately ($5,000) and ($3,000), respectively, in the condensed consolidated statements of operations.

The following table presents the assumptions used to value the warrants:

	June 30, 2025	December 31, 2024
Stock price	$0.01	$0.01
Exercise price	$0.47 - $0.50	$0.47 - $0.50
Expected term	2.53-2.57 years	3.03-3.07 years
Risk-free rate	3.69-3.70%	4.27%
Dividend yield	—	—
Volatility	490.11% - 493.75%	444.84%-447.87%

A summary of outstanding warrants as of June 30, 2025 and December 31, 2024 is presented below:

	June 30, 2025		December 31, 2024
	Number of Warrants	Weighted‑ Average Exercise Price	Number of Warrants	Weighted‑ Average Exercise Price
Warrants outstanding, beginning of period	4,625,000	$0.81	4,732,391	$0.95
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited or expired	(1,250,000)	2.05	(107,391)	7.21
Warrants outstanding, end of period	3,375,000	$0.35	4,625,000	$0.81
Warrants exercisable end of period	3,375,000	$0.35	4,625,000	$0.81

As of June 30, 2025, the weighted-average remaining contractual life of outstanding warrants was 0.9 years.

Stock options— The Company's former 2011 Stock Incentive Plan permitted grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. Options granted under the 2011 Stock Incentive Plan generally expire ten years after grant. Options granted to directors vest in quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to continuous service with the Company. The 2011 Stock Incentive Plan expired in May 2021 and no further awards may be made under the Plan. As of June 30, 2025 and December 31, 2024, stock options to purchase up to 1,300,774 and 1,461,443 shares, respectively were outstanding under the 2011 Stock Incentive Plan.

The Company also had an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company could grant incentive stock options to selected employees including officers, non-employee consultants and non-employee directors. The Plan was terminated in September 2021. As of June 30, 2025 and December 31, 2024 stock options to purchase up to 245,008 shares were outstanding under the Amended and Restated 2012 Omnibus Incentive Plan.

On September 29, 2021, the Board of Directors of the Company adopted the Emmaus Life Sciences, Inc. 2021 Stock Incentive Plan upon the recommendation of the Compensation Committee of the Board. The 2021 Stock Incentive Plan was approved by stockholders on November 23, 2021. No more than 4,000,000 shares of common stock may be issued pursuant to awards under the 2021 Stock Incentive Plan. The number of shares available for Awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the 2021 Stock Incentive Plan for stock splits, stock dividends, reverse stock splits, recapitalizations and other similar events. During the six months ended June 30, 2024, the Company granted options to purchase 1,620,000 shares, 300,000 shares and 440,000 shares of common stock to employees, non-employee directors and consultants, respectively. All options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares over three years for employees, one year for non-employee directors and immediately for the consultant. As of June 30, 2025 and December 31, 2024, stock options to purchase up to 3,095,000 and 3,580,833 shares, respectively, were outstanding under the 2021 Stock Incentive Plan.

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

A summary of outstanding stock options as of June 30, 2025 and December 31, 2024 is presented below:

	June 30, 2025		December 31, 2024
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of period	5,287,284	$3.54	3,223,881	$5.97
Granted or deemed granted	—	$—	2,360,000	$0.15
Exercised	—	$—	—	$—
Cancelled, forfeited and expired	(646,502)	$2.71	(296,597)	$0.34
Options outstanding, end of period	4,640,782	$3.66	5,287,284	$3.54
Options exercisable, end of period	4,111,226	$3.95	4,819,920	$3.59
Options available for future grant	905,000		419,167

During the three months ended June 30, 2025 and June 30, 2024 the Company recognized approximately ($1,000) and $29,000, respectively of share-based compensation expense. During the six months ended June 30, 2025 and June 30, 2024, the Company recognized approximately $9,000 and $199,000, respectively, of share-based compensation expense. As of June 30, 2025, there was approximately $22,000 of unrecognized share-based compensation expense related to unvested stock options which is expected to be recognized over the weighted-average remaining vesting period of 0.5 year.

NOTE 9 — INCOME TAX

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax income (loss) and other comprehensive income (loss).

For the three months ended June 30, 2025 and June 30, 2024, the Company recorded an income tax benefit of $590,000 and an income tax provision $31,000, respectively. For the six months ended June 30, 2025 and June 30, 2024, the Company recorded an income tax benefit of $586,000 and an income tax provision of $24,000, respectively. The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The Company established a full valuation allowance against its federal and state deferred tax assets and there was no unrecognized tax benefit as of June 30, 2025 or December 31, 2024.

NOTE 10 — LEASES

Operating leases — The Company leases its office space under operating leases with unrelated entities.

Prior to November 2024, the Company leased 21,293 square feet of office space for its headquarters in Torrance, California, at a base rental of $90,069 per month pursuant to lease, as amended which was to expire on September 30, 2026. In November 2024, the lease was amended to, among other things, reduce the leased space to 4,639 square feet at a base rental of $18,556 per month and to provide for the upfront payment of approximately $58,483 to fund the cost of demising work on the former leased space. The amended lease became effective on April 2, 2025 and will expire on April 1, 2030. As a result, the Company recognized $0.9 million gain on lease modification included in the condensed consolidated statements of operations. In addition, the Company leases 1,163 square feet of office space in Dubai, United Arab Emirates, which lease will expire on June 19, 2026.

The lease expense during the three months ended June 30, 2025 and June 30, 2024 was approximately $97,000 and $289,000, respectively, and during the six months ended June 30, 2025 and June 30, 2024 was approximately $346,000 and $590,000, respectively.

As of June 30, 2025, future minimum lease payments under the lease agreements were as follows (in thousands):

Amount
2025 (six months)	$269
2026	510
2027	506
2028	513
2029 and after	651
Total lease payments	2,449
Less: Interest	517
Current portion	348
Operating lease liabilities, less current portion	$1,584

As of June 30, 2025, the Company had an operating lease right-of-use asset of $0.8 million and lease liability of $1.9 million reflected on the condensed consolidated balance sheet. The weighted average remaining term of the Company’s leases as of June 30, 2025 was 4.6 years and the weighted-average discount rate was 10.49%.

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

In December 2024, a lower court in Dubai, UAE, rendered a judgment against the Company’s Emmaus Medical, Inc. subsidiary in the amount of AED546,246, or approximately $150,000, in favor of a former employee of the subsidiary’s Dubai officer in a lawsuit brought by the former employee in connection with the termination of his employment. The court denied the former employee's claims for further commissions and compensation for unlawful termination, as well as the Company’s counterclaims for reimbursement of commissions paid and damages for wrongful acts. The former employee appealed the lower court’s judgment and in a ruling on May 1, 2025, the appeals court awarded the former employee AED 1,775,722, or approximately $483,500, in further commissions. The Company has recorded legal settlement expenses of approximately $483,500 in general and administrative expenses in the condensed consolidated statements of operations for the three months and six months ended in June 30, 2025.

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to loans from related parties outstanding at any time during the six months ended June 30, 2025 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding at June 30, 2025	Highest Principal Outstanding	Amount of Principal Repaid or Converted to Shares	Amount of Interest Paid
Promissory notes payable to related parties:
	Willis Lee(2)	12%	10/29/2020	On Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	On Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	On Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	On Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	On Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	On Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	On Demand	200	200	—	—
	Albert Niihara(1)	10%	4/5/2022	On Demand	110	350	240	—
	Willis Lee(2)	10%	4/14/2022	On Demand	45	45	—	—
	Albert Niihara(1)	10%	4/19/2022	On Demand	250	250	—	30
	Hope International Hospice, Inc.(1)	10%	5/25/2022	On Demand	40	40	—	—
	Dr. Yutaka and Soomi Niihara(1) (3)	12%	7/27/2022	5 years	402	402	—	24
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	13
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	83
	Hope International Hospice, Inc.(1)	10%	8/17/2022	On Demand	50	50	—	—
	Hope International Hospice, Inc.(1)	10%	10/20/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	On Demand	100	100	—	—
	Dr. Yutaka and Soomi Niihara(1)	10%	3/21/2023	On Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 months	350	350	—	—
				Total	$5,453	$5,693	$240	$150

(1)
Dr. Niihara, a former Director and former Chairman and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc.
(2)
Officer or director.
(3)
Carrying amount of this loan includes $64,000 of unamortized discount.

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

See Notes 5, 6 and 11 for a discussion of the Company’s agreements with Telcon, which holds 4,147,491 shares of common stock of the Company, or approximately 6.5% of the common stock outstanding as of June 30, 2025. As of June 30, 2025, the Company held a Telcon convertible bond in the principal amount of KRW17.0 billion, or approximately $12.5 million, as discussed in Note 5.

NOTE 13 — SUBSEQUENT EVENTS

In August 2025, the Company entered into an Agreement for the Purchase and Sale of Future Receipts with a third party pursuant to which it sold $1,885,000 of future receipts (the "Purchased Amount") in exchange for net proceeds of $1,183,000, net of an origination fee of $117,000. Under the agreement, the Company agrees to pay the third party approximately $59,000 weekly until the Purchased Amount has been collected. A portion of the net proceeds were used to pay off the February 2025 loan discussed in Note 7.

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

As of June 30, 2025, our accumulated deficit was $266.0 million and we had cash and cash equivalents of $0.9 million. Until we can generate sufficient net revenues from Endari® sales, our future cash requirements are expected to be financed through loans from related parties, third-party loans, public or private equity or debt financings or possible corporate collaboration and licensing arrangements. We are unable to predict if or when we may generate increased net revenues.

Results of Operations:

Three months ended June 30, 2025 and 2024

Net Revenues. Net revenues decreased by $2.6 million, or 48%, to $2.8 million for the three months ended June 30, 2025, compared to $5.4 million for the three months ended June 30, 2024 due to a decrease of U.S. sales, which management attributes to competition from a generic version of L-Glutamine oral powder introduced into U.S. market in mid-2024 as discussed below, partially offset by an increase of sales in the MENA region.

On July 15, 2024, ANI Pharmaceuticals, Inc., or ANI, announced the launch of its L-Glutamine Oral Powder, a generic version of Endari®, following final approval of its Abbreviated New Drug Application from the U.S. Food and Drug Administration. The introduction of ANI’s generic product or other generic versions of L-Glutamine oral powder has adversely affected Endari® sales and is likely to adversely affect the reimbursement rates that Medicare, Medicaid and third-party payors are willing to pay for Endari®, which could have a material, adverse effect on our future sales and net revenues.

Cost of Goods Sold. Cost of goods sold decreased by $0.1 million, or 38%, to $0.1 million for the three months ended June 30, 2025, compared to $0.2 million for the three months ended June 30, 2024. The decrease was primarily due to the decrease in U.S. sales discussed above.

Research and Development Expenses. Research and development expenses decreased by $0.1 million, or 71%, to $0.1 million for the three months ended June 30, 2025, compared to $0.2 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease in payroll expenses from a reduction in headcount in the third quarter of 2024.

Selling Expenses. Selling expenses decreased by $1.0 million, or 59%, to $0.7 million for the three months ended June 30, 2025, compared to $1.6 million for the three months ended June 30, 2024. The decrease was primarily due to decreases of $0.4 million in payroll expenses from a reduction in headcount in U.S. sales force in the third quarter of 2024 and $0.4 million in consulting fee.

General and Administrative Expenses. General and administrative expenses decreased by $0.4 million, or 16%, to $2.3 million for the three months ended June 30, 2025, compared to $2.7 million for the three months ended June 30, 2024. The decrease was primarily due to decreases of $0.3 million in professional services, $0.2 million in payroll expenses attributable to the reduction in headcount and $0.1 million in rent expenses, partially offset by $0.3 million in legal settlement.

Other Expense. Total other expenses decreased by $1.3 million, or 50%, to $1.4 million for the three months ended June 30, 2025, compared to $2.7 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease of $1.4 million in change in fair value of conversion feature derivative and an increase of $0.9 million in gain on lease modification, partially offset by an increase of $0.7 million in interest expense.

Net Loss. Net loss was approximately $1.1 million and $2.2 million for three months ended June 30, 2025 and June 30, 2024, respectively. The decrease in net loss was due primarily to decreases in other expenses and operating expenses, partially offset by a reduction of net revenues.

Six months ended June 30, 2025 and 2024

Net Revenues. Net revenues decreased by $2.7 million, or 34%, to $5.2 million for the six months ended June 30, 2025, compared to $7.9 million for the six months ended June 30, 2024 due to competition from a generic version of L-Glutamine oral powder introduced into U.S. market in mid-2024, partially offset by an increase of sales in the MENA region.

Cost of Goods Sold. Cost of goods sold decreased by $0.1 million, or 25%, to $0.4 million for the six months ended June 30, 2025, compared to $0.5 million for the six months ended June 30, 2024. The decrease was primarily due to the decrease in sales discussed above.

Research and Development Expenses. Research and development expenses decreased by $0.1 million, or 38%, to $0.2 million for the six months ended June 30, 2025, compared to $0.4 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in payroll expenses from a reduction in headcount.

Selling Expenses. Selling expenses decreased by $2.2 million, or 63%, to $1.3 million for the six months ended June 30, 2025, compared to $3.6 million for the six months ended June 30, 2024. The decrease was primarily due to decreases of $1.0 million in payroll expense, $0.9 million in consulting fees and $0.1 million in travel expense.

General and Administrative Expenses. General and administrative expenses decreased by $1.0 million, or 17%, to $4.6 million for the six months ended June 30, 2025, compared to $5.6 million for the six months ended June 30, 2024. The decrease was primarily due to decreases of $0.6 million in payroll expense including share-based compensation, $0.5 million in professional service fees and $0.2 million in rent expense, partially offset by an increase of $0.5 million in legal settlement fee.

Other Expense. Total other expense decreased by $1.6 million, or 38%, to $2.7 million for the six months ended June 30, 2025, compared to $4.4 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease of $2.5 million in change in fair value of conversion feature derivative and an increase of $0.9 million in gain on lease modification, partially offset by a decrease of $1.0 million in gain on restructured debt and an increase of $0.4 million in loss on debt extinguishments.

Net Loss. Net loss was $3.5 million and $6.5 million for six months ended June 30, 2025 and June 30, 2024, respectively.

Liquidity and Capital Resources

Based on our losses to date, current liabilities and anticipated future net revenues, operating expenses and debt repayment obligations, and cash and cash equivalents of $0.9 million as of June 30, 2025, we do not have sufficient operating capital for our business without raising additional capital. We realized a net loss of $3.5 million for the six months ended June 30, 2025 and we may continue to incur net losses for the foreseeable future and until we can generate increased net revenues from Endari® sales. There is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations.

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

As of June 30, 2025, we had outstanding $15.9 million principal amount of convertible promissory notes and $11.5 million principal amount of other notes payable reflected in our current liabilities. Our minimum lease payment obligations were $1.9 million, of which $0.3 million was payable within 12 months.

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

Cash flows for the six months ended June 30, 2025 and June 30, 2024

Net cash used in operating activities

Net cash used in operating activities decreased by $0.1 million, or 5%, to $2.6 million for the six months ended June 30, 2025 from $2.8 million for the six months ended June 30, 2024. This decrease was primarily due to a decrease of loss from operations.

Net cash provided by investing activities

Net cash provided by investing activities decreased by $0.3 million, or 13%, to $2.2 million for the six months ended June 30, 2025 compared to $2.5 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease of proceeds from sales of Telcon convertible bond.

Net cash used in financing activities

Net cash used in financing activities decreased by $0.7 million, or 92%, to $0.1 million for the six months ended June 30, 2025 from $0.7 million for the six months ended June 30, 2024. The decrease was due to an increase of $0.8 million in proceeds from note payable issued partially offset by an increase of $0.1 million in repayments of promissory notes and convertible notes.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the six months ended June 30, 2025.

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

As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our DCP. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that the Company’s DCP were not effective due to the material weaknesses described below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since identifying the Material Weaknesses, we took steps to remediate the Material Weaknesses, including:

•
engaging third-party accounting consulting firms to assist us in the review of our application of GAAP to complex transactions;
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

We implemented an integrated cloud-based enterprise resource planning system to manage our financial information and replace our outdated financial accounting systems and software. As a result of these actions, management has concluded that the certain material weaknesses identified in previous fiscal years have been remediated but that there continued to be material weaknesses in our internal control over financial reporting as of December 31, 2025. In particular, our finance and accounting department is not adequately staffed, which has sometimes resulted in not all policies and procedures being properly documented.

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

Item 1A. Risk Factors

See “Risk Factors” section of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.1	Agreement for the Purchase and Sale of Future Receipts with Agile Capital					*
10.2	Future Receivables Sale and Purchase Agreement with iFund Experts					*
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Accounting Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

Emmaus Life Sciences, Inc.

Dated: August 14, 2025	By:	/s/ Willis C. Lee
	Name:	Willis C. Lee
	Its:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Hiroko Huynh
	Name:	Hiroko Huynh
	Its:	Chief Accounting Officer (Principal Financial Officer)