Form 10-K
period 2025-12-31
Emmaus Life Sciences, Inc.
filed 2026-03-31
CIK 822370

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES 2EXCHANGE ACT OF 1934

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

The aggregate market value of shares of common stock held by non‑affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $581,655 based upon the closing price of the common stock as reported on the OTCQB.

There were 70,188,263 shares of common stock outstanding as of March 25, 2026.

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

The forward‑looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments that are difficult to predict. These uncertain future developments include matters relating to our recent change in strategy for commercialization of Endari® and equivalent products in the U.S. We cannot guarantee future performance, or that future developments affecting our company will be those currently anticipated. These forward‑looking statements involve risks, uncertainties (some of which are beyond our control) or assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward‑looking statements, including the factors referenced in this Annual Report under the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All forward‑looking statements attributable to us are expressly qualified in their entirety by these risks and uncertainties, and you should not place undue reliance on any forward‑looking statement. We undertake no obligation to update or revise any forward‑looking statement, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

In this Annual Report, the terms, “we,” “us,” “our” or the “Company” refer to Emmaus Life Sciences, Inc. and its subsidiaries.

Overview

Endari®

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatments and therapies, primarily for rare and orphan diseases. Our only product, Endari® (prescription grade L-glutamine oral powder) is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”) in adult and pediatric patients five years of age and older. Endari® was approved for marketing in the United Arab Emirates, or U.A.E, Qatar, Kuwait, Bahrain and Oman. Our application for marketing authorization in the Kingdom of Saudi Arabia, or KSA, is pending. While the application is pending, the FDA approval of Endari® can be referenced to allow access to Endari® in Saudi Arabia on a named-patient basis. In January 2025, Endari® was afforded market exclusivity in the KSA by the KSA’s unified purchasing system which extends to all KSA government institutions, including hospitals under the Ministry of Health, Military Hospitals, the National Guard, the Security Forces, and King Faisal Specialty Hospitals and Research Centers.

Endari® is sold in the U.S. through our nonexclusive distributors and in the Middle East North Africa, or MENA, region through exclusive arrangements with local distributors. In December 2025, we entered into a License and Exclusive Distribution Agreement, or License Agreement, with NeoImmuneTech, Inc., or NIT, pursuant to which we granted NIT, subject to the occurrence of the “Effective Date” of the License Agreement, an exclusive license to our rights to market, sell, and distribute Endari® and any generic equivalents we may develop in sickle cell disease, or the field, in the U.S. and its territories and possessions and Canada, or the territory, in exchange for an upfront cash payment, a double digit percentage royalty on NIT’s sales of the licensed products and a double digit percentage of any NIT sublicenses of rights to the products. Of the upfront payment, somewhat less than half was paid in cash upon execution of the License Agreement, with the balance payable in cash upon the “Effective Date” of the License Agreement. The upfront cash payment is refundable by us under certain circumstances described in the License Agreement. We agree in the License Agreement to use a portion of the upfront payment payable upon the Effective Date to subscribe to purchase shares of NIT capital stock.

In connection with the License Agreement, we and NIT entered into an Exclusive Supply Agreement pursuant to which we agree to supply exclusively to NIT, and NIT agrees, subject to certain exceptions, to purchase exclusively from us all NIT’s requirements for the products in the field in the territory at a purchase price based upon our cost of production plus a specified double digit percentage margin.

Pending the Effective Date, NIT has hired selected members of our U.S. sales force and we have entered into a sales services agreement with NIT under which it will render to us sales and marketing services for Endari® in the field in the territory in exchange for our payment of quarterly fees in the low-to-mid six figures. We will continue to realize all revenues from sales of Endari® in the territory pending the Effective Date.

The Effective Date is subject to NIT’s obtaining the necessary regulatory approvals and licensing to sell and distribute the licensed products and other specified conditions, and there is no assurance that the Effective Date will occur. The License Agreement may be terminated by either party if the Effective Date does not occurred by the October 1, 2026, subject to certain exceptions, in which case all rights to the licensed products will revert to us. Once the Effective Date occurs, the rights granted to NIT under the License Agreement will become nonexclusive if NIT fails to generate annual minimum sales of the licensed products in the low seven figures. Following the Effective Date, the License Agreement may be terminated by either party in the event of a breach by the other party and other specified events.

Under the License Agreement, each party is entitled to make improvements to the licensed products and to own their respective improvements, subject to the grant of appropriate cross-rights to any such improvements. We retain all rights in the licensed products outside the field and outside the territory.

NIT has no experience is marketing brand name or generic pharmaceuticals in the U.S. or elsewhere, and if the Effective Date occurs there is no assurance that it will be able to successfully market and distribute Endari® or other licensed products.

If the Effective Date does not occur, we will consider alternative strategies for marketing and selling Endari® and any generic equivalents we may develop in the U.S. and other markets in the territory.

For the foregoing reasons, our historical results of operations are unlikely to be an indication of our future performance.

Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. We have agreements in place with the nation’s leading distributors, as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide which are expected to be assigned and assumed by NIT in connection with the Effective Date of the License Agreement. Following the Effective Date of the License Agreement, our revenues from U.S. operations will depend upon sales of Endari® to NIT under the exclusive supply agreement and on royalties from NIT’s sales of Endari® in the territory.

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

Product Pipeline

As previously reported, we have suspended substantially all research and development activities to reduce operating expenses while we seek to restructure or refinance out existing indebtedness, and we cannot predict whether or when we will be able to resume such activities.

Other Recent Developments

In December 2025, we entered into an exclusive option agreement with a prominent U.S. academic medical center. Under the terms of the agreement, we secured an exclusive option for a period of 18 months to negotiate a worldwide exclusive license to patent rights and know-how related to an early clinical-stage metabolic therapy for the treatment of solid tumors, specifically targeting pancreatic cancer. The partner institution previously completed a Phase 1 clinical trial indicating the safety and preliminary efficacy of the candidate.

In partnership with a third-party contract research organization, we are undertaking a prospective, observational real-world evidence study of Endari® in patients with sickle cell disease receiving treatment in routine clinical practice. Consistent with real-world use, Endari® will be prescribed according to routine clinical care and sold through our local distributors. The real-world study is expected to evaluate approximately 230 patients across sites in the United Arab Emirates, Oman, Bahrain, and Kuwait. Patients taking Endari® will be followed for approximately 52 weeks to collect outcome data to validate its effectiveness and long-term safety, and to understand adherence and barriers to therapy in real-world use.

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

In December 2023, the FDA approved Casgevy, a groundbreaking CRISPR-based gene editing therapy from Vertex Pharmaceuticals and CRISPR Therapeutics. The FDA also approved a second treatment using conventional gene therapy, Genetix Biotherapeutics's (formerly known as Bluebird Bio) lentiviral therapy, Lyfgenia.

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

Endari®, Our Solution for SCD

We believe Endari® has proven to be a safe and effective means for reducing the frequency of sickle cell crises in patients with SCD and the need for costly hospital stays or treatment with highly addictive pain medications such as opioid narcotics. Published academic research has identified L-glutamine as a precursor to NAD, one of the major molecules that regulate and prevent oxidative damage in red blood cells. Several published studies have demonstrated that sickle red blood cells have a significantly increased rate of transport of L-glutamine, which appears to be driven by the cells’ synthesis of NAD to protect against oxidative damage and thereby leading to further improvement in their regulation of oxidative stress. In turn this makes sickle red blood cells less adhesive to cells of the interior wall of blood vessels, which suggests that there is decreased chance of blockage of blood vessels, especially small ones. In summary, improved regulation of oxidative stress appears to lead to less obstruction or blockage of small blood vessels, thereby alleviating a major cause of the pain and other problems associated with SCD.

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

Table 1. Results from the Endari® Clinical Trial in Sickle Cell Disease

	Endari®	Placebo
Event	(n = 152)	(n = 78)
Median number of sickle cell crises (min, max)[1]	3 (0, 15)	4 (0, 15)
Median number of hospitalizations for sickle cell pain (min, max)[1]	2 (0, 14)	3 (0, 13)
Median cumulative days hospitalized (min, max)1,	6.5 (0, 94)	11 (0, 187)
Median time (days) to first sickle cell crisis (95% CI) [1,2]	84 (62, 109)	54 (31, 73)
Patients with occurrences of acute chest syndrome (%)[1]	13 (8.6%)	18 (23.1%)

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

Commercialization and Distribution

United States

We have contracted with ASD Healthcare LLC, a Cencora Inc., formerly known as AmerisourceBergen Corporation companies, McKesson Plasma and Biologics LLC, a McKesson Corporation company, Cardinal Health 108, LLC, a Cardinal Health Inc. company, and CVS Caremark, L.L.C., a CVS Health Corporation company, to distribute Endari® to selected pharmacies and hospitals. ASD Healthcare, McKesson Corporation, Cardinal Health, Inc and Caremark are the four largest specialty distributors of prescription drugs in the U.S.

Each of our largest distributors mentioned above accounts for more than 10% of net revenue for the year ended December 31, 2025. On a combined basis, these distributors accounted for approximately 62% of net revenue in 2025.

We have a Commercial Patient Assistance Program (C-PAP) to provide financial assistance to eligible patients who are unable to afford their monthly co-payments for Endari®. We also maintain the Endari® Patient Support Program to provide eligible patients with access to Endari® where appropriate.

Following the Effective Date of the License Agreement with NIT, our revenues from U.S. operations will depend upon sales of Endari® to NIT under the exclusive supply agreement and on royalties from NIT’s sales of Endari® in the territory.

Outside the United States

We have entered into exclusive distribution agreements with strategic partners to register, commercialize and distribute Endari® in the Gulf Cooperation Council countries, or GCC, and other countries throughout the MENA region in collaboration with our branch office in Dubai. Marketing authorizations have been approved in the United Arab Emirates (March 2022), Qatar (November 2022), Kuwait (December 2022), Bahrain (May 2023) and Oman (July 2023) and our application for marketing authorization is pending in the KSA.

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

Research and Development

We incurred $0.3 million and $0.7 million of research and development expenses in 2025 and 2024, respectively. The decrease was primarily due to suspension of further research and development activities in late 2024. Depending on the availability of funds, we may resume research and development of our existing product candidates in the future, and we may seek to acquire rights to one or more new product candidates.

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

Ajinomoto provided PGLG to us free of charge for our clinical trials of Endari®, including our Phase 3 trial. In return, we undertook to purchase from Ajinomoto substantially all our commercial needs for PGLG, subject to certain exceptions; however, we have no long-term supply agreement with Ajinomoto. We will continue to be dependent on Ajinomoto for supplies of Endari® under our exclusive supply agreement with NIT and our distribution and sales in the MENA region.

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

Historically, we have relied upon a single packager of Endari® with which we have no firm commitment to continue its services. The packager repeatedly delayed the packaging of Endari® originally scheduled for December 2023, which resulted in a severe shortage of finished goods inventory and materially, adversely affected our Endari® sales in 2024. Although we believe we have sufficient finished goods inventory on hand, we have engaged a new source of packaging to avoid similar problems in the future. There is no assurance that we can retain suitable packaging sources or, if we do, that we will not experience delays in the production of finished goods or future shortages of Endari®. We will be dependent on our packager for supplying Endari® under our exclusive supply agreement with NIT and our distribution and sales in the MENA region.

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

Sickle Cell Disease

Endari® is approved as a therapy to reduce the acute complications of SCD in adult and pediatric patients 5 years of age and older. The other drugs which are indicated to treat sickle cell disease are hydroxyurea (marketed as DROXIA or Hydrea by Bristol-Myers Squibb Company and available in generic form), which is approved to reduce the frequency of painful crises and need for blood transfusions in patients with sickle cell anemia for the treatment of adults with SCD; Voxelotor (marketed as Oxbryta™ by Pfizer Inc.) tablets for the treatment of SCD in adults and children 4 years of age and older; which Pfizer subsequently withdrew from the market due to safety concerns, and crizanlizumab (marketed as Adakveo® by Novartis International AG) intravenous infusion approved to reduce the frequency of VOCs in adult and pediatric patients ages 16 years and older with SCD. Several companies are also developing product candidates for chronic treatment in SCD, and several other companies are in clinical trials to investigate new treatments for SCD.

Endari® also faces potential competition from one-time therapies for treating patients with severe SCD, including LentiGlobin BB305, which is being developed by bluebird bio, Inc. to treat SCD by inserting a functional human beta-globin gene into a patient’s hematopoietic stem cells, or HSCs, ex vivo and then transplanting the modified HSCs into the patient’s bloodstream. Bluebird has indicated its plans to pursue an accelerated development and approval pathway for its gene therapy product in SCD. Others are seeking to develop one-time therapies such as hematopoietic stem cell transplantation, gene therapy and gene editing, including Casgevy, a groundbreaking CRISPR-based gene editing therapy from Vertex Pharmaceuticals and CRISPR Therapeutics approved by the FDA in December 2023, and a second recently approved treatment using conventional gene therapy, bluebird bio's lentiviral therapy, Lyfgenia. It is too early to predict the impact of these new treatments, but their availability may adversely affect the market for Endari® in the U.S. and elsewhere.

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

Patents, Proprietary Rights and Know‑How

We rely on a combination of trademark rights, trade secret protection, distribution agreements, manufacturing agreements, manufacturing capability and other unpatented proprietary information to protect our intellectual property rights. While we do not currently own any issued patents directed to the treatment of sickle cell anemia, we do own patent applications in that area, as well as issued patents and patent applications directed to the treatment of diverticulosis, diabetes and hypertriglyceridemia. Endari® has been granted Orphan Medicinal status in the European Union, or EU, which, if Endari® is approved in the EU, will afford ten years marketing exclusivity from the approval date.

We also rely on employee agreements to protect the proprietary nature of our products. We require that our officers and key employees enter into confidentiality agreements that require these officers and employees to keep confidential and not to use our proprietary information and to assign to us the rights to any inventions developed by them during their employment with us.

Patents

We have issued patents related to compositions including PGLG and methods involving administration of PGLG for the treatment of diverticulosis in the United States, Europe, Japan, Australia, India, Mexico, China, Indonesia, Korea and Russia. Associated patent applications are currently pending in the United States, the EU, Brazil, Korea and Russia.

License Agreements

On October 7, 2021, we entered into a License Agreement with Kainos Medicine, Inc., or Kainos, under which Kainos granted us an exclusive license in the territory encompassing the U.S., the U.K. and the EU to patent rights, know-how and other intellectual property relating to Kainos’s IRAK4 inhibitor, referred to as KM10544, for the treatment of cancers, including leukemia, lymphoma and solid tumor cancers. In consideration of the license, we paid Kainos a six-figure upfront fee in cash and agreed to make future cash payments upon the achievement of specified milestones totaling in the mid-eight figures, a single-digit percentage royalty based on net sales of the licensed products and a similar percentage of any sublicensing consideration. The License Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the last to expire valid claim of any licensed patent in such country.

See the discussion under “Business – Overview,” above for a description or our License and Exclusive Distribution Agreement with NeoImmuneTech, Inc. or NIT, and related agreements.

Trademarks

We hold U.S. trademark registrations for “Emmaus Medical” and “Endari®” and a trademark registration for “Xyndari™” (as Endari® will be marketed if approved) in the EU. This Annual Report also contains trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, these trademarks, service marks, trade names and copyrights may appear without the® or TM symbols, but such references are not intended to indicate that we or the other owners do not assert, to the fullest extent under applicable law, our rights, or the rights of any licensor to the same.

Employees

As of December 31, 2025, we had 33 employees globally, 32 of whom were full-time. Since then, NIT has hired four of our full-time sales personnel, which reduced our total number of full-time employees to 28. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

We realized comprehensive loss of $7.2 million for the year ended December 31, 2025, compared to comprehensive loss of $9.3 million for the year ended December 31, 2024, and have historically operated at a loss due to substantial expenditures related to repayment of our outstanding indebtedness, commercialization of Endari®, pursuit of marketing authorization of Endari® outside the U.S., and general and administrative expenses. There is no assurance that we will be able to attain sustainable profitability or that we will have sufficient capital resources to fund our operations and repay our existing indebtedness until we are able to generate sufficient cash flow from operations.

We are dependent on restructuring or refinancing our existing indebtedness and on new financing to sustain our operations, and there is substantial doubt regarding our ability to continue as a going concern.

The consolidated financial statements included in this Annual Report have been prepared on the basis that the company will continue as a going concern. We had cash and cash equivalents of $2.1 million and a working capital deficit of $61.3 million at December 31, 2025. Management expects that the company’s current liabilities and operating expenses, including debt service on our existing indebtedness and the expected costs relating to the commercialization of Endari® in the MENA region and elsewhere, will exceed our existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the company’s current liabilities and operating expenses, we will need to restructure or refinance our existing indebtedness and raise additional funds through related-party loans, third-party loans, equity and debt financings or licensing or other strategic arrangements. We have no understanding or arrangement to further extend the maturity of the convertible promissory notes or to restructure or refinance our other existing indebtedness or for any additional financing, except for the upfront fee commitment under licensing agreement with NIT. There can be no assurance that the company will be able to repay on maturity, restructure or refinance its existing indebtedness or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements such as a merger or acquisition. If we are unable to do so, we may seek to restructure the company in bankruptcy, or otherwise. Due to the uncertainty of our ability to meet our current liabilities and operating expenses, there is substantial doubt about the company’s ability to continue as a going concern for 12 months from the date of issuance of the consolidated financial statements contained in this Annual Report, and the report of our independent public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2025 contains a going concern explanatory paragraph. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We recently changed our strategy for commercialization of Endari® in the U.S., the effectiveness of which is subject to certain conditions and which may not prove successful, and our historical results of operations are no indication of our future performance.

In December 2025, we entered into a License and Exclusive Distribution Agreement, or License Agreement, with NeoImmuneTech, Inc., or NIT, pursuant to which we granted NIT, subject to the occurrence of the “Effective Date” of the License Agreement, an exclusive license to our rights to market, sell, and distribute Endari® and any generic equivalents we may develop in sickle cell disease, or the field, in the U.S. and its territories and possessions and Canada, or the territory, in exchange for a refundable upfront cash payment, a double digit percentage royalty on NIT’s sales of the licensed products and a double digit percentage of any NIT sublicenses of rights to the products. Of the upfront payment, somewhat less than half was paid in cash upon execution of the License Agreement, with the balance payable in cash upon the Effective Date.

In connection with the License Agreement, we and NIT will enter into an exclusive supply arrangement pursuant to which we will agree to supply exclusively to NIT, and NIT will agree, subject to certain exceptions, to purchase exclusively from us all NIT’s requirements for the products in the field in the territory at a purchase price based upon our cost of production plus a specified double digit percentage margin.

Pending the Effective Date, NIT has hired selected members of our U.S. sales force and we have entered into a sales services agreement with NIT under which it will render to us sales and marketing services for Endari® in the field in the territory in exchange for our payment of quarterly fees in the low-to-mid six figures. We will continue to realize all revenues from sales of Endari® in the territory pending the Effective Date.

The Effective Date is subject to NIT’s obtaining the necessary regulatory approvals and licensing to sell and distribute the licensed products and other specified conditions, and there is no assurance that the Effective Date will occur. The License

Agreement may be terminated by either party if the Effective Date has not occurred by the October 1, 2026, subject to certain exceptions, in which case all rights to the licensed products will revert to us. Once the Effective Date occurs, the rights granted to NIT under the License Agreement will become nonexclusive if NIT fails to generate annual minimum sales of the licensed products in the low seven figures. Following the Effective Date, the License Agreement may be terminated by either party in the event of a breach by the other party and other specified events.

We have agreements in place with the nation’s leading distributors, as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide which are expected to be assigned and assumed by NIT in connection with the Effective Date of the License Agreement. There is no assurance that the agreements will be assigned to NIT or that it will be able to establish similar agreements, which would have a material, adverse effect on NIT’s purchase of products from us under the exclusive supply agreement and royalties payable to us in connection with NIT’s sale of products.

Following the Effective Date of the License Agreement, our revenues from U.S. operations will depend upon sales of Endari® to NIT under the exclusive supply agreement and on royalties from NIT’s sales of Endari® in the territory. NIT has no experience is marketing brand name or generic pharmaceuticals in the U.S., or elsewhere, and if the Effective Date occurs there is no assurance that it will be able to successfully market and distribute Endari® or other licensed products. If the Effective Date does not occur, we will consider alternative strategies for marketing and selling Endari® and any generic equivalents we may develop in the U.S. and other markets in the territory. We have no understanding or arrangement with respect to any alternative strategy, and there is no assurance that we would be able to reestablish our internal sales force or implement an alternative strategy for commercial operations in the U.S. if the Effective Date does not occur.

For the foregoing reasons, our historical results of operations are unlikely to be an indication of our future performance.

We are dependent on the commercial success of our only product, Endari®.

Our ability to become profitable will depend upon the commercial success of Endari®, which in turn will depend on the success of NIT in marketing and selling Endari® primarily in the U.S. and on the success of our exclusive distributors in marketing and selling Endari® in the MENA region. If the Effective Date of the License Agreement with NIT does not occur, we will consider alternative strategies for marketing and selling Endari® and any generic equivalents we may develop in the U.S. and other markets in the territory. NIT has no experience is marketing brand name or generic pharmaceuticals in the U.S. or elsewhere, and if the Effective Date occurs there is no assurance that it will be able to successfully market and distribute Endari® or other licensed products.

In addition to the risks discussed elsewhere in this section, our ability to generate future revenues from Endari® sales or sales royalties will depend on a number of factors, including, but not limited to:

•
the efficacy and safety of Endari®;
•
the achievement of broad market acceptance and our ability to obtain adequate reimbursement by third-party payors for Endari®;
•
the effectiveness of NIT and our distribution partners and other efforts in successfully marketing and selling Endari®;
•
Our distributors’ ability to effectively work with physicians to ensure that their patients have access to Endari® and fill and refill prescriptions to adhere to their twice daily regimen;
•
Endari®'s ability to compete effectively against competing products, including hydroxyurea, ADAKVEO® (crizanlizumab), ANI Pharmaceuticals, Inc.’s L-Glutamine Oral Powder generic version of Endari® and other potential generic products;
•
our contract manufacturers’ ability to successfully manufacture commercial quantities of Endari® at acceptable cost levels and in compliance with regulatory requirements; and
•
our ability to comply with ongoing regulatory requirements.

Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict the extent of revenues we will generate from Endari® sales or sales royalties or the timing for when or the extent to which we will become profitable, if ever. Even if we do achieve increased net revenues from Endari® sales and become profitable, we may not be able to sustain our revenues or maintain or increase our profitability on an ongoing basis.

Endari® faces intense competition from treatments of companies with greater resources than us, and if our competitors are successful in marketing or developing alternative treatments, our commercial opportunities may be reduced or eliminated.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Endari® faces competition from a number of sources, some of which may target the same indication as Endari®, such as pharmaceutical companies, including generic drug companies, biotechnology companies, drug delivery companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, including well-established sales forces, manufacturing capabilities, research and development capabilities, experience in obtaining regulatory approvals for product candidates than do we. For example, in late 2019, the FDA approved a biological license application, or BLA, submitted by Novartis for marketing of ADAKVEO® (crizanlizumab-tmca) to reduce the frequency of vaso-occlusive crises in adults and pediatric patients aged 16 years and older with SCD. ADAKVEO®, administered by intravenous infusion every four weeks, is a humanized IgG2k monoclonal antibody that binds to P-selectin. In December 2023, Casgevy, a CRISPR-based gene editing therapy from Vertex Pharmaceuticals and CRISPR Therapeutics was approved for marketing by the FDA, and a second treatment using conventional gene therapy, Genetix Biotherapeutics' (formarly known as Bluebird Bio) lentiviral therapy, Lyfgenia, also has been approved for marketing by the FDA. If we and NIT and our distributors are unable to compete effectively or successfully position Endari® as a complement to alternative therapies, Endari® sales and sales royalties and our results of operation may suffer, which could have a material, adverse effect on our financial condition. Endari® also faces competition from hydroxyurea, ANI Pharmaceuticals, Inc.’s L-Glutamine Oral Powder generic version of Endari® and other potential generic version of Endari®, and from non-prescription grade L-glutamine supplements. Non-prescription grade L-glutamine is manufactured in large quantities, primarily by a few large chemical companies, and processed and sold as a nutritional supplement. The sale of generic prescription-grade or non-prescription grade L-glutamine products or non-prescription grade L-glutamine nutritional supplements at prices lower than the prices that we charge for Endari® could have a material adverse effect on our future sales and net revenues and our results of operations and financial condition.

If we or NIT are unable to achieve and maintain adequate levels of coverage and reimbursement for Endari®, on reasonable pricing terms, its commercial success may be severely hindered.

Sales of Endari® depend on the availability of adequate coverage and reimbursement from third-party payors and governmental healthcare programs, such as Medicare and Medicaid in the U.S. and government payors in the MENA region. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or a significant part of the costs associated with their prescription drugs. Coverage determination depends on financial, clinical and economic outcomes that often disfavors new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Although Endari® currently is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs, NIT may not be able to maintain Medicare and Medicaid coverage for Endari® and the reimbursement amounts are subject to change and may not be adequate and may require higher co-payments that patients find unacceptable. The Company also has negotiated reimbursement rates for Endari® in the MENA region which are comparable to Medicare and Medicaid reimbursement rates. Patients are unlikely to use Endari® unless reimbursement is adequate to cover a significant portion of the cost of Endari®. Future coverage and reimbursement rates will likely be subject to increased scrutiny from payors in the U.S. and perhaps government payors in the MENA region. Third-party coverage and reimbursement for Endari® may cease to be available or to be adequate, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

The market for Endari® also depends on access to third-party payors’ drug formularies, which are lists of medications for which third-party payors provide coverage and reimbursement. The competition in the industry to be included in such formularies may lead to downward pricing pressure on us. Also, third-party payors may refuse to include Endari® in their formularies or otherwise restrict patient access to Endari® if a less costly generic equivalent or other alternative treatment is available. In this regard, Medicare and Medicaid reimbursement rate for branded products such as Endari® are subject to decrease to the cost of comparable generic versions of the products such as ANI’s L-Glutamine Oral Powder or other generic versions of Endari®. The introduction of ANI’s generic product has adversely affected Endari® sales in the U.S. and is likely to adversely affect the reimbursement rates that Medicare, Medicaid and third-party payors are willing to pay for Endari®, which could have a material, adverse effect on future sales of Endari® by NIT and our results of operations. It is also possible that ANI or other generic maker will seek to introduce generic versions of Endari® in the MENA region.

Sales of Endari® in the MENA region are subject to lengthy reimbursement terms compared to U.S. sales, and management expects that our accounts receivable aging will be adversely affected by such terms as sales in the MENA region increase compared to our historical experience.

The majority of Endari® sales are to a few customers and the loss of a customer could adversely affect our results of operations.

We sell, and NIT intends to continue to sell, Endari® to specialty distributors and specialty pharmacies which, in turn, resell Endari® to pharmacies, hospitals and other customers. Four of our distributors accounted for approximately 62% of Endari® sales in the year ended December 31, 2025. The loss of any of these distributors or a material reduction in their Endari® purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

These limitations and any reductions in our expected protection, including other products that could be approved by FDA under the Orphan Drug Act, may subject Endari® to greater competition than we expect and could adversely affect our ability and the ability of NIT to generate revenue from Endari®, perhaps materially. These circumstances may also impair our ability to obtain license partners or other international commercialization opportunities on terms acceptable to us, if at all.

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

We are seeking regulatory approval for Endari® for SCD in the Kingdom of Saudi Arabia, or KSA, but may not be successful. For example, in May 2019, we announced that the European Medicines Agency’s, EMA’s, Committee for Medicinal Products for Human Use, or CHMP, had adopted a negative opinion regarding our application for marketing authorization, or MAA, based upon the CHMP’s position that our main clinical study did not conclusively support the efficacy of the treatment in SCD patients. In light of the CHMP’s opinion, we withdrew our MAA in September 2019. There is no assurance that we will be successful in obtaining marketing authorization in the KSA or other jurisdictions outside the U.S. If we obtain marketing authorization, we expect that we will be subject to additional risks related to operating in foreign countries including:

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

Our business may be adversely impacted by the consequences of the war with Iran.

The United States and Israel recently undertook attacks on Iran which has triggered attacks by Iran on U.S. and Israeli assets and on civilian targets in neighboring nations in the MENA region. The duration and intensity of this conflict and its potential impact on our business or operations in the region is uncertain, but it is possible that our regional business and operations could be adversely affected by the ongoing hostilities.

We may not be able to anticipate the demand for and appropriate supply of Endari®.

We monitor our distributors’ inventories of Endari® using a combination of methods. However, our estimates of distributor inventories may differ significantly from actual inventory levels. Significant differences between actual and our estimated inventory levels may result in excessive production (requiring us to hold substantial quantities of unsold inventory which may result in the establishment of inventory reserves or actual write offs of expired inventory), inadequate supplies of products in distribution channels, insufficient product available at the retail level, and unexpected increases or decreases in orders from our specialty distributors. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a quarter to be below our expectations or the expectations of securities analysts or investors. In addition, historically we have offered price discounts to our customers in advance of Endari® price increases or as an incentive for bulk or advance orders of Endari®. Such discounts may have resulted in specialty distributor purchases exceeding current demand, resulting in reduced specialty distributor purchases in later periods and substantial fluctuations in our results of operations from period to period. If our financial results are below analysts’ or investors’ expectations or cannot be reliably estimated, the market price of our common stock may be adversely affected.

If the single manufacturer of prescription-grade L-glutamine or, as has happened in the past the single packager upon which we rely for our finished goods inventory of Endari®, fails to produce in the volumes and quality that we require on a timely basis or fails to comply with stringent regulations applicable to pharmaceutical manufacturers, we may face interruptions in sales of, or be unable to meet demand for, Endari®, including our obligation to supply Endari® to NIT under the exclusive supply agreement, and may lose potential revenues.

We do not currently have our own manufacturing capabilities and depend upon a single Japanese supplier, Ajinomoto Aminoscience, LLC, or Ajinomoto, for commercial supplies of Endari®. We intend to continue to rely on Ajinomoto to produce our PGLG, but we have not entered into, and may not be able to establish, long-term supply agreements with this key supplier on acceptable terms. If Ajinomoto were to experience any manufacturing or production difficulties producing PGLG, or we were unable to purchase sufficient quantities of PGLG on acceptable terms, it could interrupt sales of Endari®

and our supply of Endari® to NIT under the exclusive supply agreement and have a material, adverse effect on our results of operations and financial condition.

We also rely upon a single packager of Endari®, with which we have no firm commitment to continue its services. The packager repeatedly delayed the scheduled packaging of Endari® beginning in December 2023, which resulted in a severe shortage of finished goods inventory and materially, adversely affected our Endari® sales in 2024. Although we believe we have sufficient finished goods inventory on hand, we are seeking a new source of packaging to avoid similar problems in the future. There is no assurance that we can retain suitable packaging sources or, if we do, that we will not experience delays in the production of finished goods or future shortages of Endari®.

In addition, all manufacturers, packagers, distributors and suppliers of pharmaceutical products must comply with applicable cGMP regulations for the manufacture of pharmaceutical products, which are enforced by the FDA through its facilities inspection program. If our manufacturers and key suppliers are not in compliance with cGMP requirements, it may result in a delay of approval for products undergoing regulatory review or the inability to meet market demands for any approved products, particularly if these sites supply single source ingredients required for the manufacture of any potential product. Furthermore, each manufacturing facility used to manufacture drug or biological products is subject to FDA inspection and must meet cGMP requirements. As a result, if one of the manufacturers that we rely on shifts production from one facility to another, the new facility must undergo a preapproval inspection and, for biological products, must be licensed by regulatory authorities prior to being used for commercial supply. A failure to comply with any applicable manufacturing requirements, including cGMP requirements, could delay or prevent the promotion, marketing or sale of our products. If the FDA or any other applicable regulatory authorities do not approve the facilities for the manufacture of Endari® or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to commercially supply Endari® to NIT under the exclusive supply agreement or to our distributors in the MENA region.

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

We rely on trade secrets, including unpatented know-how, technology and other proprietary information, in our business. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and remedies thereunder may not be adequate. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. Some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us.

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

We and NIT are subject to ongoing FDA obligations and continued regulatory review with respect to the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Endari®. These requirements include submission of safety and other post-marketing information and reports, as well as continued compliance with good clinical practices and good laboratory practices or cGMPs. In addition, our product advertising and promotion are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, although the FDA does not regulate the prescribing practices of physicians.

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

In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This may reduce demand for Endari® or put pressure on Endari® pricing, which could negatively affect our business, results of operations, financial condition and prospects.

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We and our distributors could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

The trading price for our common stock has historically been volatile and traded at higher or lower prices that are seemingly uncorrelated with our results of operations, financial condition or prospects. Between January 1, 2025 and December 31, 2025, the closing sale price of our common stock as reported on the OTC Markets Group, Inc. ranged from a low of $0.0085 to a high of $0.047 and may continue to exhibit volatility. Factors such as the following may affect the volatility in our stock price:

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

Our outstanding convertible promissory notes may result in dilution to our stockholders.

As of December 31, 2025, we also had outstanding approximately $9.3 million principal amount of convertible promissory notes which are convertible into shares of our common stock at a conversion price of $0.01 per share, subject to possible future reductions on a quarterly basis in the event the prevailing trading price of our common stock is less than the then-conversion price. The anti-dilution adjustments of our outstanding warrants would be triggered by future issuances by us of shares of our common stock upon conversion of the convertible promissory notes, or otherwise, at a price per share below the then-exercise price of such warrants, which adjustments would have a further dilutive effect on our stockholders.

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

ITEM 2. PROPERTIES

We lease 4,639 square feet of office space for our headquarters in Torrance, California, at a base rental of $18,556 per month pursuant to lease, as amended, which will expire on April 1, 2030. In connection with an amendment to the lease effective on April 2, 2025, we recognized $0.9 million gain on lease modification included in the consolidated statement of operations for the year ended December 31, 2025. We also lease 1,163 square feet of office space in Dubai, UAE, which lease will expire on June 19, 2026. Rent expense for the years ended December 31, 2025 and 2024 was approximately $0.5 million and $1.1 million, respectively.

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

Holders

As of March 15, 2026, we had approximately 395 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025, regarding compensation plans, including any individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,000,000	$1.70	880,000
Equity compensation plans not approved by security holders	1,000,000	$0.49	—

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

Company Overview

We are a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sale of innovative treatment and therapies, primarily for rare and orphan diseases. Our only product, Endari® (prescription grade L-glutamine oral powder), is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”) in adult and pediatric patients five years of age and older. Endari® was approved for marketing in the United Arab Emirates, or U.A.E, in Qatar, Kuwait, Bahrain, and Oman. Our application for marketing authorization in the Kingdom of Saudi Arabia, or KSA is pending. While the application is pending, the FDA approval of Endari® can be referenced to allow access to Endari® in the KSA on a named-patient basis. In January 2025, Endari® was afforded market exclusivity in the KSA by the KSA’s unified purchasing system which extends to all KSA government institutions, including hospitals under the Ministry of Health, Military Hospitals, the National Guard, the Security Forces, and King Faisal Specialty Hospitals and Research Centers.

Endari® is sold in the U.S. through our nonexclusive distributors and in the Middle East North Africa, or MENA, region through exclusive arrangements with local distributors. In December 2025, we entered into a License and Exclusive Distribution Agreement, or License Agreement, with NeoImmuneTech, Inc., or NIT, pursuant to which we granted NIT, subject to the occurence of the "effective Date" of the License Agreement, an exclusive license to our rights to market, sell, and distribute Endari® and any generic equivalents we may develop in sickle cell disease, or the Field, in the U.S. and its territories and possession and Canada, or the Territory, in exchange for an upfront cash payment, a double digit percentage royalty on NIT’s sales of the licensed products and a double digit percentage of any NIT sublicenses of rights to the products. Of the upfront payment, somewhat less than half was paid in cash upon execution of the License Agreement, with the balance payable in cash upon the “Effective Date” of the License Agreement. The upfront cash payment is refundable by us under certain circumstances described in the License Agreement. We agree in the License Agreement to use a portion of the upfront payment payable upon the Effective Date to subscribe to purchase shares of NIT capital stock.

In connection with the License Agreement, we and NIT recently entered into an Exclusive Supply Agreement pursuant to which we agree to supply exclusively to NIT, and NIT agrees, subject to the occurrence of the Effective Date of the License Agreement and certain exceptions, to purchase exclusively from us all NIT’s requirements for the Products in the Field in the Territory at a purchase price based upon our cost of production plus a specified double digit percentage margin.

Pending the Effective Date, NIT has hired selected members of our U.S. sales force and we have entered into a sales services agreement under which NIT will render to us sales and marketing services for Endari® in the Field in the Territory in exchange for our payment of quarterly fees in the low-to-mid six figures. We will continue to realize all revenues from sales of the Endari® in the Territory pending the Effective Date.

The Effective Date is subject to NIT’s obtaining the necessary regulatory approvals and licensing to sell and distribute the licensed products and other specified conditions, and there is no assurance that the Effective Date will occur. The License Agreement may be terminated by either party if the Effective Date does not occur by the October 1, 2026, subject to certain exceptions, in which case all rights to the licensed products will revert to us. Once the Effective Date occurs, the rights granted to NIT under the License Agreement will become nonexclusive if NIT fails to generate annual minimum sales of the licensed products in the low seven figures. Following the Effective Date, the License Agreement may be terminated by either party in the event of a breach by the other party and other specified events.

Under the License Agreement, each party is entitled to make improvements to the licensed products and to own their respective improvements, subject to the grant of appropriate cross-rights to any such improvements. We retain all rights in the licensed products outside the Field and outside the Territory.

If the Effective Date does not occur, we will consider alternative strategies for marketing and selling Endari® and any generic equivalents we may develop in the U.S. and other markets in the territory. NIT has no experience is marketing brand name or generic pharmaceuticals in the U.S. or elsewhere, and if the Effective Date occurs there is no assurance that it will be able to successfully market and distribute Endari® or other licensed products.

For the foregoing reasons, our historical results of operations are unlikely to be an indication of our future performance.

Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. We have agreements in place with the nation’s leading distributors, as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide which are expected to be assigned and assumed by NIT in connection with the Effective Date of the License Agreement. Following the Effective Date of the License Agreement with NIT, our revenues from U.S. operations will depend upon sales of Endari® to NIT under the exclusive supply agreement and on royalties from NIT’s sales of Endari® in the territory.

As of December 31, 2025, our accumulated deficit was $270.1 million, and we had cash and cash equivalents of $2.1 million. Until we can generate sufficient net revenues from Endari® sales or sales royalties, our future cash requirements are expected to be financed through loans from related parties, third-party loans, public or private equity or debt financings or possible corporate collaboration and licensing arrangements. We are unable to predict if or when we will become profitable.

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

Revenues, net

In the period covered by this Annual Report, we realized net revenues primarily from sales of Endari® to our distributors and specialty pharmacy providers. Distributors resell our products to other pharmacy and specialty pharmacy providers, health care providers, hospitals, and clinics. In addition to agreements with these distributors, we have contractual arrangements with specialty pharmacy providers, in-office dispensing providers, physician group purchasing organizations, pharmacy benefits managers and government entities that provide for government-mandated or privately negotiated rebates, chargebacks and discounts with respect to the purchase of our products. These various discounts, rebates, and chargebacks are referred to as “variable consideration.” Revenue from product sales is recorded net of variable consideration.

Under ASC 606 Revenue from Contracts with Customers, we recognize revenue when its customers obtain control of the our product, which typically occurs on delivery. Revenue is recognized in an amount that reflects the consideration that we expect to receive in exchange for the product, or transaction price. To determine revenue recognition for contracts with customers within the scope of ASC 606, we perform the following 5 steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligations.

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

Following the Effective Date of the License Agreement with NIT, our revenues from U.S. operations will depend upon sales of Endari® to NIT under the exclusive supply agreement and on royalties from NIT’s sales of Endari® in the Territory.

Share‑based Compensation

We recognize compensation expense for share‑based compensation awards during the service term of the recipients of the awards. The fair value of share‑based compensation is calculated using the Black‑Scholes‑Merton pricing model. The Black‑Scholes‑Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of awards granted is calculated using the simplified method allowed under the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The risk‑free rate used to value an award is based on the U.S. Treasury rate on grant date that corresponds to the expected term of the award. The expected volatility was adjusted using the historical volatility of our common stock.

Fair Value Measurements

We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in accordance with Accounting Standards Codification ("ASC") Topic 820 - Fair value Measurements. We measure fair value under a framework that provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

The investment in convertible bond and certain outstanding warrants that contain price adjustment provision are remeasured at fair value on a recurring basis using Level 3 inputs. The level 3 inputs in the valuation and valuation methods used are discussed in Note 5, 7 and 8. There are no other assets or liabilities measured at fair value on a recurring basis.

Derivative liability

We evaluate its financial instruments including convertible notes to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. We apply significant judgment to identify and evaluate terms and conditions in these contracts and agreements to determine whether embedded derivative exists. If all the requirements for bifurcation are met, embedded derivatives are separately measured from the host contract. Bifurcated embedded derivatives are initially recorded at fair value and then remeasure at each reporting period, with change in fair value recognized in the consolidated statements of operations. Bifurcated embedded derivative are classified as separate liability in the consolidated balance sheets. Our derivative liability related to the conversion feature embedded in the convertible promissory notes. See note 7 for further details.

Related Party Transactions

For a discussion of related party transactions, refer to Note 5, 6, 7, 11, and 12 of the Notes to Consolidated Financial Statement included elsewhere in this Annual Report, which information is incorporated herein by reference.

Financial Highlights

	Years Ended December 31,
	2025	2024
REVENUES, NET	$12,453	$16,653
COST OF GOODS SOLD	857	1,201
GROSS PROFIT	11,596	15,452
OPERATING EXPENSES
Research and development	313	657
Selling	2,873	6,002
General and administrative	8,179	10,687
Total operating expenses	11,365	17,346
INCOME (LOSS) FROM OPERATIONS	231	(1,894)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(1,363)	—
Change in fair value of warrant derivative liabilities	(5)	57
Change in fair value of conversion feature derivative, notes payable	162	291
Realized loss on investment in convertible bond	(531)	(544)
Gain on restructured debt	—	1,032
Gain (loss) on lease modification	861	(4)
Foreign exchange gain (loss)	26	(148)
Interest and other income (net)	270	278
Interest expense	(7,134)	(5,492)
Total other expense	(7,714)	(4,530)
LOSS BEFORE INCOME TAXES	(7,483)	(6,424)
Income tax provision	9	29
NET LOSS	(7,492)	(6,453)

COMPONENTS OF OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on debt securities available for sale (net of tax)	(84)	(3,086)
Reclassification adjustment for loss included in net loss	354	197
Foreign currency translation adjustments	(4)	54
Other comprehensive income (loss)	266	(2,835)
COMPREHENSIVE LOSS	$(7,226)	$(9,288)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.12)	$(0.10)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	64,038,795	63,234,789

Years ended December 31, 2025 and 2024

Net Loss. Net loss increased by $1.0 million, or 16%, to $7.5 million for the year ended December 31, 2025 compared to net loss of $6.5 million for the year ended December 31, 2024. The increase was due primarily to an increase of $3.2 million in other expenses partially offset by an increase of $2.1 million in income from operation. As of December 31, 2025, we had an accumulated deficit of approximately $270.1 million.

Revenues, Net. Net revenues decreased by $4.2 million, or 25%, to $12.5 million for the year ended December 31, 2025 compared to $16.7 million in 2024 due to competition from a generic version of L-Glutamine oral powder introduced into U.S. market in mid-2024 noted below.

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

Cost of Goods Sold. Cost of goods sold decreased by $0.3 million, or 29%, to $0.9 million for the year ended December 31, 2025 compared to $1.2 million in 2024. This decrease was primarily due to the decrease in sales discussed above.

Research and Development Expenses. Research and development expenses decreased by $0.3 million, or 52%, to $0.3 million for the year ended December 31, 2025 compared to $0.7 million in 2024. The decrease was primarily due to a decrease of $0.4 million in payroll expenses from a reduction in headcount, partially offset by an increase of $0.1 million in research and development expenses.

Selling Expenses. Selling expenses decreased by $3.1 million, or 52%, to $2.9 million for the year ended December 31, 2025 compared to $6.0 million in 2024. The decrease was due to decreases of $1.4 million in consulting fee, $1.1 million in payroll expenses, $0.4 million in promotional expenses, and $0.2 million in travel expenses. We expect that our selling expenses will continue to decrease in the U.S. as we entered into exclusive distribution licensing agreement with NIT discussed above.

General and Administrative Expenses. General and administrative expenses decreased by $2.5 million, or 23%, to $8.2 million for the year ended December 31, 2025 compared to $10.7 million in 2024. The decrease was primarily due to decreases of $1.2 million in payroll related expenses, including shared-based compensation, $1.0 million in professional services, and $0.6 million in rent expense, partially offset by an increase of $0.5 million in settlement fee.

Other Expense. Other expense increased by $3.2 million, or 70%, to $7.7 million for the year ended December 31, 2025 compared to $4.5 million in 2024. The increase was primarily due to increases of $1.4 million in loss on debt extinguishment and $1.6 in interest expense, and a decrease of $1.0 million in gain on restructured debt, partially offset by an increase of $0.9 million in gain on lease modification.

Income Tax Provision. Income tax provision decreased by $20 thousand or 69%, to income tax expense of $9 thousand for the year ended December 31, 2025 compared to $29 thousand in 2024. A valuation allowance for net deferred tax assets recorded when it is more likely than not that we will not realize these assets through future operations. The valuation allowance increased by approximately $0.5 million and decreased by $4.1 million for the year ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, and 2024, we had no unrecognized tax benefits or position which in the opinion of management would be reversed if challenged by a tax authority.

Liquidity and Capital Resources

We realized a net loss of $7.5 million for the year ended December 31, 2025 and anticipate that we will continue to incur net losses for the foreseeable future and until we can generate increased net revenues from Endari® sales or sales royalties. There is no assurance that we or NIT or our distributors will be able to increase Endari® sales or that will attain sustainable profitability or have sufficient capital resources repay our existing indebtedness or to fund our operations until we are able to generate sufficient cash flow from operations.

Liquidity represents our ability to pay our liabilities when they become due, fund our business operations and meet our contractual obligations, including repayment of our indebtedness. Our primary sources of liquidity are our cash balances at the beginning of each period, sales of future receipts to third parties, proceeds from related-party loans and other financing activities. Our short-term and long-term cash requirements consist primarily of working capital requirements, general corporate needs and debt service under our outstanding notes payable.

As of December 31, 2025, we had outstanding $13.5 million in principal amount of convertible promissory notes and $11.3 million in principal amount of other notes payable that are due on demand. Our minimum lease payment obligations were $1.8 million as of December 31, 2025, of which $0.3 million was payable within 12 months.

Our API supply agreement with Telcon provides for an annual API purchase target of $5.0 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, Telcon may be entitled to payment of the shortfall or to offset the shortfall against the Telcon convertible bond and proceeds thereof that are pledged as collateral to secure our obligations. With our consent, in April 2023 Telcon retained cash collateral and made offsets against the outstanding balance of our Telcon convertible bond for target shortfalls under the API supply agreement for 2022. A similar target shortfall for 2024 and 2023 was offset in April 2025 and April 2024, respectively.

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of filing of this Annual Report as referred to in the “Risk Factors” section of this Annual Report and Note 2 of the Notes to Consolidated Financial Statements included herein. The report of our independent public accounting firm on our financial statements as of and for the year ended December 31, 2025 included in Item 15 of this Annual Report contains a going concern qualification.

Cash Flows

Net cash used in operating activities

Net cash used in operating activities decreased by $2.3 million, or 100%, to $11 thousand for the year ended December 31, 2025 from $2.3 million for the year ended December 31, 2024. The decrease was primarily due to an increase of $1.0 million net loss adjusted by $1.6 million non-cash activities and $1.7 million net changes in operating assets and liabilities.

Net cash provided by investing activities

Net cash provided by investing activities decreased by $0.3 million, or 13%, to $ 2.2 million for the year ended December 31, 2025 from $2.5 million for the year ended December 31, 2024. The decrease was primarily due to a $0.3 million decrease in proceeds from the deemed sale of a portion of the Telcon convertible bond from the offset of target shortfalls discussed above.

Net cash provided by (used in) from financing activities

Net cash used in from financing activities was $1.4 million for both the year ended December 31, 2025 and the year ended December 31, 2024.

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

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of December 31, 2025 under the supervision and with the participation of our management, including our principal executive officers and Chief Financial Officer. Based on that evaluation, our principal executive officers and Chief Accounting Officer concluded that our DCP were not effective as of December 31, 2025.

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

To address the material weakness related to insufficient board of directors' oversight noted above, our board of directors appointed a Steering Committee of our President at the time and independent directors following the termination of employment of our former Chief Executive Officer and we engaged outside counsel to advise management on additional steps which should be taken to properly vet the Company’s advisors and others with which it seeks to do business in the future.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

Attestation Report

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, we are not subject to the attestation requirement.

Changes in Internal Control Over Financial Reporting

Except as described above, based on the evaluation of our management as required by paragraph (d) of Rule 13a‑15 of the Exchange Act, we believe that there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals constitute our board of directors and executive officers:

Name	Age	Position
Willis C. Lee, M.S.	65	Chairman of the Board, Chief Executive Officer
Hiroko Huynh	46	Chief Accounting Officer
Charles Stark, Pharm.D.	70	Chief Science Officer & EVP of Clinical Development and Medical Affairs
Wei Peu Zen	73	Director
Jon Kuwahara	60	Director

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

Willis C. Lee, M.S. was appointed Chief Executive Office and Chairman of the Board of Directors of the Company on July 15, 2024 and October 2, 2023, respectively. He served as Chief Operating Officer since May 2011 and as a director since December 2015 and served as Vice-Chairman of the board of directors from January 2016 and as Chief Financial Officer from October 2016 to July 2018 of EMI Holding. Mr. Lee also previously served as a director of EMI Holding from May 2011 to May 2014 and again from December 2015 to January 2016. Mr. Lee served as the Co-Chief Operating Officer and Chief Financial Officer and as a director of Emmaus Medical from March 2010 to May 2011.He was the Controller at Emmaus Medical from February 2009 to February 2010. From 2004 to 2010, Mr. Lee led worldwide sales and business development of Yield Dynamics product group at MKS Instruments, Inc. Prior to that time, Mr. Lee held managerial and senior positions at various public and private companies in the actuarial semiconductor, and defense industries. Mr. Lee received his B.S. degree and a M.S. degree in Physics from University of Hawaii and University of South Carolina, respectively. We believe Mr. Lee is qualified to serve as a director due to his extensive knowledge and experience, as well as his intimate knowledge of the company through his service as an executive officer of the company and Emmaus Medical.

Hiroko Huynh, CPA. has served as our Chief Accounting Officer since July 1, 2025. Previously, she served as our Controller since January 2020, and served as Senior Manager in the finance and accounting department from October 2018 to January 2020. Prior to joining Emmaus, she held a progressive role in accounting functions at three years in various companies for and as auditor at Deloitte & Touche LLP, one of the nation’s “big four” public accounting firms, for eight years. Ms. Huynh is a Certified Public Accountant and received a B.A. in Hospitality Administration from Boston University.

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

Wei Peu Zen is the Chairman and Chief Executive Officer of Wai Kee Holdings Limited, a Hong Kong-based construction and infrastructure company whose shares are listed on the Main Board of Hong Kong Stock Exchange. He is also the Chairman, Chief Executive Officer and Managing Director of Build King Holdings Limited, a subsidiary of Wai Kee Holdings Limited. In addition, he is the Chairman of Road King Infrastructure Limited, an associated corporation of Wai Kee Holdings Limited. The shares of both Build King Holdings Limited and Road King Infrastructure Limited are listed on the

Main Board of Hong Kong Stock Exchange. Mr. Zen has over 50 years of experience in civil engineering and is responsible for the overall management of Wai Kee Group and oversees the operations of Wai Kee Group. Mr. Zen holds a B.Sc. degree in Engineering from The University of Hong Kong and a M.B.A. degree from The Chinese University of Hong Kong and is a member of both the Institution of Civil Engineers and the Hong Kong Institution of Engineers and a fellow member of the Institute of Quarrying, UK. He was an Honorary Treasurer of Hong Kong Construction Association and a member of HKTDC Infrastructure Development Advisory Committee. He is also the President of Hong Kong Contract Bridge Association. We believe Mr. Zen is qualified to serve as a director due to his executive experience and business expertise, including in foreign markets. Mr. Zen also brings to the board of directors his diverse experience as a foreign national and board member and executive officer of Hong Kong-based publicly traded companies.

Jon Kuwahara was appointed as a director and as Chair of the Audit Committee of the Board of Directors on October 1, 2024. He previously served as a director of Emmaus and as Chairman of the Audit Committee and a member of the Corporate Governance and Compensation Committee of the Board from January 20216 to September 2018. He has served as Vice President – Finance of Crinetics Pharmaceuticals, Inc. (NASDAQ: CRNX), San Diego, California, from August 2021 to May 2025. Prior to that time, Mr. Kuwahara served as Senior Vice President – Finance and Administration of Novus Therapeutics, Inc. (NASDAQ: NVUS), Irvine, California, from July 2016 to July 2021 and in senior finance and accounting positions with a number of other life sciences companies. Mr. Kuwahara is a Certified Public Accountant and holds a Bachelor of Business Administration, Accounting, degree from the University of Hawaii at Manoa, Honolulu, Hawaii. We believe Mr. Kuwahara’s prior experience with the Company and ongoing expertise and experience in SEC financial reporting and accounting matters makes his well-qualified to serve as a director and Audit Committee member.

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

Board of Directors and Committees and Director Independence

Our board of directors currently consists of three members. Our board of directors has determined that each of Wei Peu Zen, and Jon Kuwahara is an “independent” director as defined by The NASDAQ Marketplace Rules currently in effect and all applicable rules and regulations of the SEC. Both members of the Audit Committee satisfy the “independence” standards of The NASDAQ Marketplace Rules applicable to members of such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and its review of the directors’ responses to a standard questionnaire regarding affiliations, family and other relationships and transactions between each director or any member of his or her immediate family and the Company or its subsidiaries or affiliates.

Audit Committee

Mr. Kuwahara currently serves as the sole member of our Audit Committee and is an independent director as defined by The NASDAQ Marketplace Rules. Mr. Kuwahara also qualifies as an “audit committee financial expert” as defined under Item 407(d) of Regulation S‑K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s primary responsibilities and duties are to:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is currently registered under Section 12 of the Securities Exchange Act. As a result, and pursuant to Rule 16a‑2, our directors and executive officers and beneficial owners of 10% or more of our common stock are currently required to file statements of beneficial ownership with respect to their ownership of our equity securities under Sections 13 or 16 of the Exchange Act. Based on a review of written representations from our executive officers and directors and a review of Forms 3 and 4 and any Forms 5 furnished to us, we believe that during the fiscal year ended December 31, 2025 our directors and officers filed all reports required by Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation earned by our principal executive officers, and our two other most highly compensated executive officers, whom we refer to as our “named executive officers,” for the fiscal years ended December 31, 2025 and 2024:

Name and Position	Year ended December 31	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Willis C. Lee	2025	248,181	—	—	—	—	248,181
Chief Executive Officer	2024	233,018	—	—	18,073	—	251,091
Yasushi Nagasaki (2)	2025	125,600	—	—	—	—	125,600
Chief Financial Officer	2024	241,257	—	—	18,073	—	259,330
Hiroko Huynh (2)	2025	100,000	—	—	—	—	100,000
Chief Accounting Officer
Charles Stark	2025	218,750	—	—		—	218,750
Chief Science Officer & EVP of Clinical Development and Medical Affairs	2024	202,350	—	—	18,073	—	220,423
George Sekulich (1)	2025	—	—	—	—	—	—
Former Chief Commercial Officer	2024	208,353	—	—	18,073	34,284	260,710

(1) On October 4, 2024, Mr. Sekulich ceased to serve as our Chief Commercial Officer.

(2) On July 1, 2025, Mr. Nagasaki ceased to serve as our Chief Financial Officer and Ms. Huynh is promoted to serve as our Chief Accounting Officer.

The compensation of Mr. Lee does not reflect annual performance bonuses contemplated by his employment agreement. No specific performance criteria were established for payment of such bonuses for 2025 or 2024.

Outstanding Equity Awards at 2025 Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2025:

Name	Number of Securities Underlying Unexercised Awards Exercisable	Number of Securities Underlying Unexercised Awards Unexercisable	Exercise Price	Expiration Date
Willis C. Lee	315,043	—	$4.76	5/10/2026
	319,445	180,555	$4.50	1/11/2033
	200,000	—	$0.15	1/31/2034
Yasushi Nagasaki	315,043	—	$4.76	5/10/2026
	95,834	54,166	$4.50	1/11/2033
	200,000	—	$0.15	1/31/2034
Hiroko Huynh	50,000	—	$0.15	1/31/2034
Charles Stark	105,014	—	$4.76	5/10/2026
	63,890	36,110	$4.50	1/11/2033
	200,000	—	$0.15	1/31/2034

Employment Agreements

On April 5, 2011, Emmaus Medical, Inc., our indirect wholly owned subsidiary, entered into employment agreement with Mr. Lee. The Employment Agreements had an initial two-year term, which renews automatically for consecutive one-year periods unless we or the officer provides notice of non-renewal at least 60 days prior to the expiration of the then current term.

Base Salary, Bonus and Other Compensation. Mr. Lee’s base salary in 2025 was $240,000. In addition to the base salary, each officer may be entitled to receive an annual performance bonus based on the officer’s performance. The officers are also eligible to receive paid vacation and to participate in health and other benefit plans and to be reimbursed for reasonable and necessary business expenses on the same basis as our other employees.

Equity Compensation. The Employment Agreement provides that on December 31 of each calendar year, or as soon as reasonably practicable after such date (each a “Grant Date”), we will grant non-qualified 10-year stock options with a Black-Scholes-Merton value of $50,000 to Mr. Lee with an exercise price per share equal to the “Fair Market Value” (as such term is defined in our 2011 Stock Incentive Plan) on the applicable Grant Date. The options are to vest as to one-third of the option shares on each of the first three anniversaries of the Grant Date. Any unvested options are to vest immediately upon a change in control (as defined below), termination of the officer’s employment other than a voluntary termination by the officer or our termination of the officer for cause. In the event the officer is terminated for any reason other than cause, death or disability or retirement, each option, to the extent that it is exercisable at the time of such termination, shall remain exercisable for the 90-day period following such termination, but in no event following the expiration of its term. In the event the officer’s employment terminates on account of death, disability or, with respect to any non-qualified stock option, retirement, each option granted that is outstanding and vested as of the date of such termination shall remain exercisable by such officer (or the officer’s legal representatives, heirs or legatees) for the one-year period following such termination, but in no event following the expiration of its term. No such stock option grants were made for either of the years ended December 31, 2025 or 2024.

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

Director Compensation

The following is a summary of the compensation of our non-employee directors for 2025:

•
$100,000 cash compensation, payable in quarterly installments.
•
possible awards of stock options as determined by the Compensation Committee or the Board.

The following table sets forth information regarding the compensation earned by our non-employee directors for the fiscal year ended December 31, 2025. Our employee directors are not compensated for their services as directors.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Wei Peu Zen	$100,000	$—	$100,000
Ian Zwicker (1)	100,000	—	100,000
Jon Kuwahara	100,000	—	100,000
Total	$300,000	$—	$300,000

(1) Mr. Zwicker resigned as a director effective December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 20, 2026 with respect to beneficial ownership of our common stock based on issued and outstanding shares of common stock owned by:

•
Each person known to us to be the beneficial owner of 5% or more of our outstanding common stock;
•
Each named executive officer;
•
Each director; and
•
All our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options, warrants and convertible notes held by that person that are exercisable on or within 60 days of March 20, 2026 are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

Name of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership of Shares of Common Stock		Percent of Class (1)
Directors and Executive Officers
Willis C. Lee	Chairman and Chief Executive Officer	2,050,761	(2)	2.6%
Hiroko Huynh	Chief Accounting Officer	50,000	(3)	*
Charles Stark	Chief Science Officer & Executive Vice President of Clinical Development and Medical Affairs, Clinical, Regulatory	118,182	(4)	*
Jon Kuwahara	Director	—		*
Wei Peu Zen	Director	6,239,031	(5)	8.9%
Officers and Directors as a Group (6 persons)		8,457,974	(6)	12.0%

5% or More Owners
Yutaka Niihara, M.D., M.P.H.		12,202,851	(7)	17.4%
John Woo Lee		6,322,692	(8)	9.0%
Telcon RF Pharmaceutical, Inc.		4,147,491	(9)	6.5%
Seah H. Lim		3,277,446	(10)	6.5%
* Represents beneficial ownership of less than 1%.
(1) Based on 70,188,263 shares of common stock issued and outstanding as of March 15, 2026.
(2) Includes 1,015043 shares underlying stock options.
(3) Includes 50,000 shares underlying stock options.
(4) Includes 100,000 shares underlying stock options.

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

(6) Includes 2,318,435 shares underlying stock options.

(7) Includes 12,047,057 shares held jointly by Dr. Niihara and Soomi Niihara, his wife, 63,000 shares held by Soomi Niihara and 92,794 shares owned by Hope International Hospice, Inc., or Hope Hospice. Dr. Niihara is the chief executive officer and a co-director of Hope Hospice and shares voting and investment power over such shares. The information for Dr. Niihara, whose address is c/o Hope International Hospice, Inc., 20705 S. Western Avenue, Unit 112 Torrance, CA 90501, is based solely on his Schedule 13D/A filed with the SEC on February 21, 2023 and may not be up to date.

(8) The information regarding Mr. Lee is based on beneficial ownership information available to us as of March 20, 2026.

(9) The information regarding Telcon RF Pharmaceutical, Inc. whose address is S-Tower 14th Floor 439 Bongunsa-ro, Gangnam-gu, Seoul, South Korea is based solely on its Schedule 13G filed with the SEC on August 26, 2019.

(10) The information regarding Dr. Lim is based on beneficial ownership inforamtion available to us as of December 31, 2025.

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

Loans by Related Persons

The following table sets forth information relating to loans from related parties evidenced by promissory notes payable and convertible promissory notes payable to related persons outstanding at any time during the fiscal year ended December 31, 2025 (amounts in thousands).

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding December 31, 2025	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid
Promissory note payable - related parties:
	Willis Lee(2)	12%	10/29/2020	On Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	On Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	On Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	On Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	On Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	On Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	On Demand	200	200	—	—
	Albert Niihara(3)	10%	4/4/2022	On Demand	110	350	240	150
	Willis Lee(2)	10%	4/14/2022	On Demand	45	45	—	—
	Albert Niihara(3)	10%	4/19/2022	On Demand	250	250	—	35
	Hope International Hospice, Inc.(1)	10%	5/25/2022	On Demand	40	40	—	—
	Dr. Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	48
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	25
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	167
	Hope International Hospice, Inc.(1)	10%	8/17/2022	On Demand	50	50	—	—
	Hope International Hospice, Inc.(1)	10%	10/20/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	On Demand	100	100	—	—
	Dr. Yutaka and Soomi Niihara(1)	10%	3/21/2023	On Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 months	350	350	—
				Total	$5,453	$5,693	$240	$425
(1)
Soomi Niihara is the wife of Dr. Niihara, our former Chairman and Chief Executive Officer. Dr. Niihara is also director and the Chief Executive Officer of Hope International Hospice, Inc.
(2)
Officer or director.
(3)
Albert Niihara is the adult son of Dr. and Mrs. Niihara.

The proceeds of the above loans were used working capital and general corporate purposes.

Policy for Approval of Related Party Transactions

The Audit Committee of our Board of Directors is responsible for reviewing and approving all related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents all fees, including reimbursements for expenses, billed for professional services rendered by our principal accountant for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
	CBIZ	Marcum	Baker Tilly
Audit Fees	$465	$90	$165
Audit–Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—
Total	$465	$90	$165

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

In fiscal 2025 and 2024, all audit services and the corresponding fees were approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements: See “Index to Consolidated Financial Statements” on page F‑1 of this Annual Report.
2.
Financial Statement Schedule: See Notes to Consolidated Financial Statements starting on page F‑8 of this Annual Report.
3.
Exhibits: The exhibits listed in the following “Exhibit Index” are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
3.1	Restated Certificate of Incorporation.	10-K	001-35527	3.1	January 25, 2021
3.2	Amended and Restated By-Laws.	8-K	001-35527	3.4	July 22, 2019
4.1	Specimen Common Stock Certificate.	10-K	001-35527	4.1	March 31, 2022
4.2+	Emmaus Life Sciences, Inc. 2021 Incentive Plan	DEF14A	001-35527	Annex B	October 12, 2021
4.3+	Form of Incentive Stock Option Agreement under 2021 Stock Incentive Plan	S-8	001-35527	4.2	December 30, 2021
4.4+	Form of Non-Qualified Stock Option Agreement under 2021 Stock Incentive Plan (Non-Employee Director Grantee)	S-8	001-35527	4.3	December 30, 2021
4.5+	Form of Non-Qualified Stock Option Agreement under 2021 Stock Incentive Plan (Non-Director Grantee)	S-8	001-35527	4.4	December 30, 2021
4.6+	Emmaus Life Sciences, Inc. Amended and Restated 2011 Equity Incentive Plan.	DEF14A	000-53072	Annex A	September 19, 2014
4.7+	Form of Incentive Stock Option Agreement (Time-Based and Performance-Based Vesting) under 2011 Stock Incentive Plan.	8-K	000-142031	10.3a	May 4, 2011
4.8+	Form of Incentive Stock Option Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3b	May 4, 2011
4.9+	Form of Non-Qualified Stock Option Agreement (Time-Based and Performance-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3c	May 4, 2011
4.10+	Form of Non-Qualified Stock Option Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3d	May 4, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
4.11+	Form of the Restricted Stock Agreement (Time-Based and Performance-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3e	May 4, 2011
4.12+	Form of Restricted Stock Agreement (Time-Based Vesting) under 2011 Equity Incentive Plan.	8-K	000-142031	10.3f	May 4, 2011
4.13	Form of Common Stock Purchase Warrants dated as of January 11, 2023	8-K	001-35527	4.1	March 7, 2023
4.14	Common Stock Purchase Warrant dated January 27, 2023	8-K	001-35527	4.3	March 7, 2023
4.15	Convertible Promissory Note dated September 5, 2023	10-Q	001-35527	4.1	November 14, 2023
4.16	Form of Convertible Promissory Note Due February 24, 2025	8-K	001-35527	4.1	February 26, 2024
4.17	Convertible Promissory Note dated December 17, 2025	8-K	001-35527	4.1	December 22, 2025
10.1	Loan Agreement dated as October 3, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and EJ Holdings, Inc.	10-Q	001-35527	10.7	November 13, 2019
10.2+	Executive Employment Agreement dated as of April 5, 2011 between Emmaus Medical, Inc. and Willis Lee.	8-K	000-142031	10.13	May 4, 2011
10.3+	Form of Indemnification Agreement between Emmaus Life Sciences, Inc. and its former and current directors and officers.	8-K	000-35527	10.1	September 25, 2017
10.4	Letter of Intent by and between Ajinomoto Aminoscience LLC and Emmaus Medical, Inc.	8-K/A	000-142031	10.24	July 5, 2011
10.5	Office Lease dated October 20, 2014 by and between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and Bixby Torrance LLC.	10-K	001-35527	10.23(F)	March 31, 2015
10.6	First Amendment to Office Lease Agreement dated February 1, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	000-142031	10.24a	March 21, 2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.7	Second Amendment to Office Lease Agreement dated December, 2018 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	000-142031	10.24b	March 21, 2019
10.8	Third Amendment to Office Lease Agreement dated September 10, 2019 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	001-35527	10.23	January 25, 2021
10.9	Fourth Amendment to Office Lease Agreement dated November 20, 2024 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.	10-K	001-35527	10.9	April 14, 2025
10.10	Fifth Amendment to Office Lease Agreement dated April 15, 2025 between EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) and RREF Pacific Center LLC.					*
10.11	Revised Management Control Acquisition Agreement dated September 29, 2017 by and among the registrant, Telcon Holdings, Inc. and Telcon, Inc. (now known as Telcon RF Pharmaceutical Inc.)	10-Q	000-142031	10.3	November 14, 2017
10.12	Distributor agreement entered into as of June 15, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.25	January 25, 2021
10.13	Amendment for Distributor Agreement entered into as of January 11, 2018 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.26	January 25, 2021
10.14	Raw Material Supply Agreement dated July 12, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc.	10-K	001-35527	10.27	January 25, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
	(now known as EMI Holding, Inc.)
10.15	API Supply Agreement made as of June 16, 2017 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.28	January 25, 2021
10.16	Additional Agreement made as of July 2, 2018 between Telcon Inc. (now known as Telcon RF Pharmaceutical Inc.) and Emmaus Life Sciences, Inc. (now known as EMI Holding, Inc.)	10-K	001-35527	10.29	January 25, 2021
10.17	Right to Sell (Call Option) Agreement between Emmaus Life Sciences, Inc. and Telcon RF Pharmaceutical, Inc.	10-K	001-35527	10.35	January 25, 2021
10.18	Loan Agreement Dated October 28, 2020 Between Emmaus Life Sciences, Inc. and EJ Holdings, Inc.	8-K	001-35527	10.1	November 13, 2020
10.19	Amendment No. 1 to Loan Agreement dated January 5, 2022 between Emmaus Life Sciences, Inc. and EJ Holdings, Inc.	10-K	001-35527	10.21	March 31, 2022
10.20	License Agreement between Kainos Medicine, Inc. and Emmaus Life Sciences, Inc.	10-K	001-35527	10.22	March 31, 2022
10.21	Promissory Note dated December 7, 2021 issued by registrant to Soomi Niihara.	10-K	001-35527	10.26	March 31, 2022
10.22	Amendment No.1 to Convertible Promissory Note of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) dated as of July 8, 2019	10-K	001-35527	10.20	July 3, 2024
10.23	Amendment No. 2 to Convertible Promissory Note of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) dated as of January 15, 2020	10-K	001-35527	10.37	May 4, 2021
10.24	Amendment No. 3 to Convertible Promissory Note of EMI Holding, Inc. (formerly, Emmaus	10-K	001-35527	10.38	May 4, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
	Life Sciences, Inc.) dated as of June 15, 2020.
10.25	Amendment No. 4 to Convertible Promissory Note of EMI Holding, Inc. (formerly, Emmaus Life Sciences, Inc.) dated as of June 15, 2023.	10-K	001-35527	10.23	July 3, 2024
10.26	Securities Purchase Agreement dated as of February 8, 2021 among Emmaus Life Sciences, Inc. and the “Purchasers” thereunder, including form of Convertible Promissory Note attached thereto as Exhibit A	8-K	001-35527	10.1	February 16, 2021
10.27	Transfer Restriction and Voting Agreement dated as of February 8, 2021 between Emmaus Life Sciences, Inc. and the “Purchasers” thereunder.	8-K	001-35527	10.2	February 16, 2021
10.28	Form of Promissory Note dated January 2022 issued to Soomi Niihara	10-Q	001-35527	10.1	May 13, 2022
10.29	Form of Promissory Note issued to the persons indicated on Schedule A thereto	10-Q	001-35527	10.2	May 13, 2022
10.30	Promissory Note dated March 31, 2022 issued to Wei Peu Zen	10-Q	001-35527	10.3	May 13, 2022
10.31	Promissory Note dated July 27, 2022 issued to Yutaka and Soomi Niihara	10-Q	001-35527	10.1	November 14, 2022
10.32	Promissory Note dated August 16, 2022 issued to Yutaka and Soomi Niihara	10-Q	001-35527	10.3	November 14, 2022
10.33	Promissory Note dated August 16, 2022 issued to Yutaka and Soomi Niihara	10-Q	001-35527	10.4	November 14, 2022
10.34	Promissory Noted dated August 17, 2022 issued to Hope International Hospice, Inc.	10-Q	001-35527	10.6	November 14, 2022
10.35	Promissory Note dated October 20, 2022 issued to Hope International Hospice, Inc.	10-K	001-35527	10.42	March 31, 2023
10.36	Promissory Note dated February 17, 2023 issued by registrant to Shigeru Matsuda.	10-Q	001-35527	10.2	May 15, 2023
10.37	Promissory Noted dated March 17, 2023 issued to Hope International Hospice, Inc.	10-Q	001-35527	10.5	May 15, 2023

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.38	Promissory Note dated March 21, 2023 issued to Yutaka and Soomi Niihara	10-Q	001-35527	10.6	May 15, 2023
10.39	Promissory Note dated April 24, 2023 issued by registrant to Eastwind, Ltd.	10-Q	001-35527	10.1	August 14, 2023
10.40	Promissory Note dated May 26, 2023 issued by registrant to Shigeru Matsuda.	10-Q	001-35527	10.3	August 14, 2023
10.41	Form of Convertible Promissory Note Due February 24, 2025	8-K	001-35527	4.1	February 26, 2024
10.42	Exchange Agreement dated as of February 21, 2024	8-K	001-35527	10.1	February 26, 2024
10.43	Form of Joinder Agreement and Amendment to Transfer Restriction and Voting Agreement	8-K	001-35527	10.2	February 26, 2024
10.44	Agreement for the Purchase and Sale of Future Receipts with Agile Capital dated May 1, 2024	10-Q	001-35527	10.1	September 10, 2024
10.45	Agreement for the Purchase and Sale of Future Receipts with Agile Capital dated September 16, 2024	10-Q	001-35527	10.1	November 19, 2024
10.46	Agreement for the Purchase and Sale of Future Receipts with Agile Capital dated December 2, 2024	10-K	001-35527	10.48	April 14, 2025
10.47	Agreement for the Purchase and Sale of Future Receipts with Agile Capital dated February 13, 2025	10-Q	001-35527	10.1	May 15, 2025
10.48	Agreement for the Purchase and Sale of Future Receipts with Agile Capital dated April 29, 2025	10-Q	001-35527	10.1	August 14, 2025
10.49	Agreement for the Purchase and Sale of Future Receipts with I Fund expert dated June 9, 2025	10-Q	001-35527	10.2	August 14, 2025
10.50	Agreement for the Purchase and Sale of Future Receipts with Agile Capital dated July 31, 2025	10-Q	001-35527	10.1	November 14,2025
10.51	Future Receivables Sale and Purchase Agreement with Velocity Capital Group dated September 18, 2025	10-Q	001-35527	10.2	November 14,2025

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.52	Agreement for the Purchase and Sale of Future Receipts with I Fund expert dated October 1, 2025					*
10.53	Agreement for the Purchase and Sale of Future Receipts with Agile Capital dated October 29, 2025					*
10.54	Agreement for the Purchase and Sale of Future Receipts with Breeze dated December 9, 2025					*
10.55++	License and Exclusive Distribution Agreement dated as of December 24, 2025 between NeoImmuneTech, Inc. and Emmaus Life Sciences, Inc.					*
10.56	Exchange Agreement dated as of December 17, 2025	8-K	001-35527	10.1	December 22, 2025
19.1	Policy on Insider Trading and Policy Regarding Special Trading Procedures	10-K	001-35527	19.1	March 31, 2023
21.1	List of Subsidiaries.					*
23.1	Consent of Independent Registered Public Accounting Firm CBIZ CPAs P.C					*
23.2	Consent of Independent Registered Public Accounting Firm Marcum, LLP.					*
31.1	Certification of Chief Executive Officers pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Chief Accounting Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Chief Executive Officers and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________________________

+ Management contract or compensatory plan, contract or arrangement

* Filed herewith.

++ Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, California.

Emmaus Life Sciences, Inc.

By:	/s/ Willis C. Lee
Willis C. Lee
Title:	Chairman, Chief Executive Officer (Principal Executive Officer)
Date	March 30, 2026

By:	/s/ Hiroko Huynh
Hiroko Huynh
Title:	Chief Accounting Officer (Principal Financial and Accounting Officer)
Date	March 30, 2026

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

By:	/s/ Jon Kuwahara
Jon Kuwahara
Title:	Director
Date	March 30, 2026

By:	/s/ Wei Peu Zen
Wei Peu Zen
Title:	Director
Date	March 30, 2026

INDEX TO FINANCIAL STATEMENTS

EMMAUS LIFE SCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Emmaus Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Emmaus Life Sciences, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Variable Considerations

Description of the Matter

As described in Note 2 to the consolidated financial statements, Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of sales discounts, returns, government rebates, chargebacks and commercial discounts. The Company recorded sales deductions of approximately $4.0 million for the year ended of December 31, 2025. Actual amounts of consideration ultimately received may differ from estimates. If actual results vary materially from estimates, the Company will adjust these estimates, which will affect net sales of the products and results from operations in the period such estimates are adjusted.

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

How We Addressed the Matter

•
Obtained an understanding of the Company's process and controls related to the determination of sales deductions;
•
Evaluated the Company’s accounting policies related to the determination of variable consideration in the calculation of the transaction price;
•
Evaluated the reasonableness of management’s estimate of variable consideration in accordance with their accounting policies based on contractual terms and historical data and variable consideration estimates;
•
Tested variable consideration amounts on a sample basis by recalculating recorded amounts based on contractual terms; and
•
Tested the mathematical accuracy of management’s calculations of net revenue and the associated timing of net revenue recognized in the consolidated financial statements.

Investment in Convertible Bond

Description of the Matter

As described in Note 5 to the consolidated financial statements, the Company purchased a convertible bond and classified the bond as an available for sale security that is remeasured at fair value on a recurring basis. The fair value of the convertible bond was approximately $13.0 million as of December 31, 2025. The fair value was determined using a Lattice pricing model and the change in fair value was recorded as part of other comprehensive loss.

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

How We Addressed the Matter

•
Obtained an understanding of the Company’s process of accounting for convertible bond;
•
Obtained and reviewed the agreements;
•
Evaluated the methods and significant assumptions used by the Company’s valuation professional;
•
Tested the accuracy and the completeness of the underlying data and the mathematical accuracy of the valuation report;
•
Utilized auditor’s valuation specialist to assist in the evaluation of the methodology used by the Company and assumptions included in determining the fair value of the convertible bond; and
•
Evaluated the related disclosures in the consolidated financial statements.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2024 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Costa Mesa, California
March 30, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Emmaus Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Emmaus Life Sciences, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for year in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2024 through 2025.

Costa Mesa, CA

April 14, 2025

Emmaus Life Sciences, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of
	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,127	$1,389
Accounts receivable, net	2,804	2,623
Inventories, net	1,555	1,635
Prepaid expenses and other current assets	1,260	1,120
Total current assets	7,746	6,767
Property and equipment, net	113	46
Right of use assets	766	1,530
Investment in convertible bond	12,604	15,037
Other assets	207	222
Total assets	$21,436	$23,602
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$22,615	$16,926
Operating lease liabilities, current portion	348	2,423
Conversion feature derivative, notes payable	—	162
Other current liabilities	17,565	16,557
Warrant derivative liabilities	13	8
Notes payable, current portion, net of discount	8,019	7,093
Notes payable to related parties	3,132	3,372
Convertible notes payable, net of discount	17,380	17,014
Total current liabilities	69,072	63,555
Operating lease liabilities, less current portion	1,409	815
Other long-term liabilities	12,292	13,465
Notes payable to related parties, net of discount	2,271	2,246
Total liabilities	85,044	80,081
Commitments and contingent liabilities (Note 11)
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 70,188,263 and 63,865,571 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	70	64
Additional paid-in capital	225,987	225,896
Net loan receivable from EJ Holdings	(16,869)	(16,869)
Accumulated other comprehensive loss	(2,729)	(2,995)
Accumulated deficit	(270,067)	(262,575)
Total stockholders’ deficit	(63,608)	(56,479)
Total liabilities and stockholders’ deficit	$21,436	$23,602

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024
REVENUES, NET	$12,453	$16,653
COST OF GOODS SOLD	857	1,201
GROSS PROFIT	11,596	15,452
OPERATING EXPENSES
Research and development	313	657
Selling	2,873	6,002
General and administrative	8,179	10,687
Total operating expenses	11,365	17,346
INCOME (LOSS) FROM OPERATIONS	231	(1,894)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(1,363)	—
Change in fair value of warrant derivative liabilities	(5)	57
Change in fair value of conversion feature derivative, notes payable	162	291
Realized loss on investment in convertible bond	(531)	(544)
Gain on restructured debt	—	1,032
Gain (loss) on lease modification	861	(4)
Foreign exchange gain (loss)	26	(148)
Interest and other income (net)	270	278
Interest expense	(7,134)	(5,492)
Total other expense	(7,714)	(4,530)
LOSS BEFORE INCOME TAXES	(7,483)	(6,424)
Income tax provision	9	29
NET LOSS	(7,492)	(6,453)

COMPONENTS OF OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on debt securities available for sale (net of tax)	(84)	(3,086)
Reclassification adjustment for loss included in net loss	354	197
Foreign currency translation adjustments	(4)	54
Other comprehensive income (loss)	266	(2,835)
COMPREHENSIVE LOSS	$(7,226)	$(9,288)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.12)	$(0.10)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	64,038,795	63,234,789

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of changes IN stockholders’ deficit

(In thousands, except share and per share amounts)

	Common stock		Additional paid-in	Loan receivable from	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	EJ Holdings	loss	deficit	deficit
Balance, January 1, 2024	61,845,963	$62	$225,333	$(16,869)	$(160)	$(256,122)	(47,756)
Convertible and promissory notes converted to shares	2,019,608	2	307	—	—	—	309
Share-based compensation	—	—	256	—	—	—	256
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	—	(3,086)	—	(3,086)
Reclassification adjustment for loss included in net loss	—	—	—	—	197	—	197
Foreign currency translation effect	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	(6,453)	(6,453)
Balance, December 31, 2024	63,865,571	64	225,896	(16,869)	(2,995)	(262,575)	(56,479)
Convertible notes converted to shares	6,322,692	6	66	—	—	—	72
Share-based compensation	—	—	25	—	—	—	25
Unrealized gain on debt securities available for sale	—	—	—	—	(84)	—	(84)
Reclassification adjustment for loss included in net loss	—	—	—	—	354	—	354
Foreign currency translation effect	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	(7,492)	(7,492)
Balance, December 31, 2025	70,188,263	$70	$225,987	$(16,869)	$(2,729)	$(270,067)	$(63,608)

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,492)	$(6,453)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	39	22
Inventory reserve	111	58
Amortization of discount of notes payable and convertible notes payable	560	708
Foreign exchange adjustments	(38)	(245)
Realized loss on investment in convertible bond	531	544
Loss on debt extinguishment	1,363	—
Gain on restructured debt	—	(1,032)
(Gain) loss on leased assets	(861)	4
Share-based compensation	25	256
Change in fair value of warrant derivative liabilities	5	(57)
Change in fair value of conversion feature derivative, notes payable	(162)	(291)
Net changes in operating assets and liabilities
Accounts receivable	(182)	2,900
Inventories	(21)	7
Prepaid expenses and other current assets	(140)	605
Other non-current assets	323	868
Accounts payable and accrued expenses	6,456	1,300
Other liabilities	(184)	(1,990)
Operating lease liabilities	(344)	510
Net cash flows used in operating activities	(11)	(2,286)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of convertible bond	2,172	2,508
Sales of property and equipment	—	4
Purchases of property and equipment	(1)	(12)
Net cash flows provided by investing activities	2,171	2,500
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	7,908	4,111
Payments of notes payable	(8,883)	(4,509)
Payments of notes payable, related party	(240)	(500)
Payments of convertible notes	(210)	(455)
Net cash flows used in financing activities	(1,425)	(1,353)
Effect of exchange rate changes on cash	3	(19)
Net increase (decrease) in cash and cash equivalents	738	(1,158)
Cash and cash equivalents, beginning of year	1,389	2,547
Cash and cash equivalents, end of year	$2,127	$1,389

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$2,528	$2,246
Income taxes paid (refunded)	$23	$48
NON-CASH INVESING AND FINANCING ACTIVITIES
Conversion of convertible note payable to common stock	$2,400	$260

The accompanying notes are an integral part of these consolidated financial statements.

Emmaus Life Sciences, Inc.

Notes to consolidated financial statements

NOTE 1—DESCRIPTION OF BUSINESS

References herein to the “Company” or “Emmaus” means Emmaus Life Sciences, Inc. and its direct and indirect subsidiaries.

Nature of Business—The Company is a commercial-stage biopharmaceutical company engaged in the discovery, development, marketing and sales of the Company’s lead product Endari® (prescription grade L-glutamine oral powder), which is approved by the U.S. Food and Drug Administration, or FDA, to reduce the acute complications of sickle cell disease (“SCD”) in adult and pediatric patients five years of age and older. Endari® has received Orphan Drug designation from the FDA which designation generally affords marketing exclusivity for Endari® in the U.S. for a seven-year period ended in July 2024. In December 2025, the Company entered into a License and Exclusive Distribution Agreement, or License Agreement, with NeoImmuneTech, Inc., or NIT, pursuant to which the Company granted NIT, subject to the occurrence of the “Effective Date” of the License Agreement, an exclusive license to our rights to market, sell, and distribute Endari® and any generic equivalents the Company may develop in sickle cell disease, or the field, in the U.S. and its territories and possessions and Canada, or the territory, in exchange for an upfront cash payment, a double digit percentage royalty on NIT’s sales of the licensed products and a double digit percentage of any NIT sublicenses of rights to the products. Of the upfront payment, somewhat less than half was paid in cash upon execution of the License Agreement, with the balance payable in cash upon the “Effective Date” of the License Agreement. The upfront cash payment is refundable by the Company under certain circumstances described in the License Agreement. The Company agreed in the License Agreement to use a portion of the upfront payment payable upon the Effective Date to subscribe to purchase shares of NIT capital stock.

In connection with the License Agreement, the Company and NIT entered into an Exclusive Supply Agreement pursuant to which the Company agrees to supply exclusively to NIT, and NIT agrees, subject to certain exceptions, to purchase exclusively from the Company all NIT’s requirements for the products in the field in the territory at a purchase price based upon the cost of production plus a specified double digit percentage margin.

Pending the Effective Date, NIT has hired selected members of the Company's U.S. sales force and the Company has entered into a sales services agreement with NIT under which it will render sales and marketing services for Endari® in the field in the territory in exchange for the payment of quarterly fees in the low-to-mid six figures. The Company will continue to realize all revenues from sales of Endari® in the territory pending the Effective Date.

The Effective Date is subject to NIT’s obtaining the necessary regulatory approvals and licensing to sell and distribute the licensed products and other specified conditions, and there is no assurance that the Effective Date will occur. The License Agreement may be terminated by either party if the Effective Date has not occurred by the October 1, 2026, subject to certain exceptions, in which case all rights to the licensed products will revert to the Company. Once the Effective Date occurs, the rights granted to NIT under the License Agreement will become nonexclusive if NIT fails to generate annual minimum sales of the licensed products in the low seven figures. Following the Effective Date, the License Agreement may be terminated by either party in the event of a breach by the other party and other specified events.

Under the License Agreement, each party is entitled to make improvements to the licensed products and to own their respective improvements, subject to the grant of appropriate cross-rights to any such improvements. The Company retains all rights in the licensed products outside the field and outside the territory.

NIT has no experience is marketing brand name or generic pharmaceuticals in the U.S. or elsewhere, and if the Effective Date occurs there is no assurance that it will be able to successfully market and distribute Endari® or other licensed products. If the Effective Date does not occur, we will consider alternative strategies for marketing and selling Endari® and any generic equivalents we may develop in the U.S. and other markets in the territory.

Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. The Company has agreements in place with the nation’s leading distributors, as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide which are expected to be assigned and assumed by NIT in connection with the Effective Date of the License Agreement.

Following the Effective Date of the License Agreement, our revenues from U.S. operations will depend upon sales of Endari® to NIT under the exclusive supply agreement and on royalties from NIT’s sales of Endari® in the territory.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation—The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP").

Going concern— The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $7.5 million for the year ended December 31, 2025 and had a working capital deficit of $61.3 million, and accumulated deficit was $270.1 million as of December 31, 2025. Management expects that the Company's current liabilities, operating losses and expected capital needs, including debt service on its existing indebtedness and the expected costs relating to the commercialization of Endari® in the Middle East North Africa ("MENA") region and elsewhere will exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the Company’s current liabilities and future obligations, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, third-party loans, equity and debt financings or licensing or other strategic agreements. Except the licensing arrangement described under "Note 3 - Revenues, net," the Company has no understanding or arrangement for any additional financing, and there can be no assurance that the Company will be able to restructure or refinance its existing indebtedness or obtain additional related-party or third-party loans or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. Due to the uncertainty of the Company’s ability to meet its current liabilities and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date that these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, EMI Holding, Inc. and EMI Holding’s wholly‑owned subsidiary, Emmaus Medical Inc., and Emmaus Medical, Inc’s wholly‑owned subsidiaries. All significant intercompany transactions have been eliminated.

Estimates—Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include those relating to revenue recognition on product sales, the variables used to calculate the valuation of investment in convertible bond, stock options and warrants, and estimated accruals including variable considerations on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. To the extent there are material differences between these estimates and actual results, the Company’s financial statements will be affected.

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

Following the Effective Date of the License Agreement with NIT, the Company’s revenues from U.S. operations will depend upon sales of Endari® to NIT under the exclusive supply agreement and on royalties from NIT’s sales of Endari® in the Territory.

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

Accounts receivable— Accounts receivables are primarily attributable to product sales to customers. Each reporting period, the Company evaluates the collectability of outstanding receivable balances and records an allowance for credit loss based on an estimate of current expected credit loss. The estimate is based on historical experience, customer creditworthiness, facts and circumstance specific to outstanding balances and payment terms. Provisions are made based upon a specific review of all significant outstanding invoices and the quality and age of those invoices. As of December 31, 2025 and December 31, 2024, the Company recorded no valuation allowances. The Company believes the credit risks associated with its customers are not significant.

Inventories—Inventories consist of raw materials, finished goods and work-in-process and are valued on a first‑in, first‑out basis at the lesser of cost or net realizable value. Work‑in‑process inventories consist of L‑glutamine for the Company’s products that has not yet been packaged and labeled for sale. The Company periodically reviews its inventory and provides for potential obsolescence based on its assessment of market conditions and anticipated demand. Substantially all raw materials purchase during the years ended December 31, 2025 and 2024 were supplied by one supplier.

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

If the Company determines that the carrying values of long‑lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is reflected in the consolidated statement of operations in the period in which the long‑lived asset impairment is determined to have occurred. No impairment existed as of December 31, 2025 and 2024.

Research and development—Research and development consists of expenditures for the research and development of the Company’s products and product candidates, which primarily involve contract research, payroll‑related expenses and other related supplies. Research and development costs are expensed as incurred.

Share‑based compensation—The Company recognizes compensation cost for share‑based compensation awards during the service term of the recipients. The fair value of share‑based compensation is calculated using the Black‑Scholes‑Merton pricing model. The Black‑Scholes‑Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of awards granted is calculated using the simplified method allowed under Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 107 and 110. The risk‑free rate used to value any award is based on the U.S. Treasury rate on the grant date that corresponds to the expected term of the award. The expected volatility was adjusted using the historical volatility of the Company's common stock.

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

As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits and no positions which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest or penalties, such amounts will be classified as income tax expense in the financial statements.

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

	Years Ended December 31,
	2025	2024
Stock options	4,664,742	5,287,284
Warrants	1,000,000	4,625,000
Convertible notes	307,701,076	176,222,145
Total anti-dilutive instrument	313,365,818	186,134,429

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

Recently adopted accounting pronouncement— In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation and income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance prospectively. Refer Note 9 for additional information.

Recently issued but not yet adopted accounting pronouncement— In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosures in the notes of the financial statements of certain categories of expenses that are included in expense line items on the face of the income statement. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company will evaluate the impact adopting the guidance will have on the Company's consolidated financial statements and disclosures.

NOTE 3—REVENUES, NET

Revenues, net by category were as follows (in thousands):

	Years ended December 31,
	2025		2024
Endari® - US	$9,048	73%	$13,478	81%
Endari® - International	3,180	25%	2,669	16%
Other	225	2%	506	3%
Revenues, net	12,453	100%	16,653	100%

The following table summarizes the revenue allowance and accrual activities for the years ended December 31, 2025 and 2024 (in thousands). Approximately $33 thousand of trade discounts, allowances and charge-backs and returns are included in accounts receivable, net and $8.5 million of trade discounts, allowances and charge-backs, government rebates and other incentives, and returns are included in accounts payable and accrued expenses in the consolidated balance sheets:

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of December 31, 2023	$1,212	$5,658	$863	7,733
Provision related to sales in the current year	1,228	3,566	153	4,947
Adjustments related to prior period sales	(72)	23	47	(2)
Credit and payments made	(1,233)	(2,435)	(925)	(4,593)
Balance as of December 31, 2024	1,135	6,812	138	8,085
Provision related to sales in the current year	836	3,033	111	3,980
Adjustments related to prior period sales	(2)	32		30
Credit and payments made	(940)	(1,748)	(71)	(2,759)
Balance as of December 31, 2025	$1,029	$8,129	$178	$9,336

The following table summarizes revenue attributable to each of the customers that accounted for 10% or more of net revenues in either of the period shown:

	Years Ended December 31,
	2025	2024
Customer A	13%	22%
Customer B	23%	23%
Customer C	14%	8%
Customer D	12%	18%
Total	62%	71%

The Company is a party to a 2017 distributor agreement and 2018 amended distributor agreement with Telcon RF Pharmaceutical, Inc., or Telcon, pursuant to which it granted Telcon exclusive rights to the Company’s prescription grade L‑glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from the Company specified minimum quantities of the finished product. In a related license agreement with Telcon, the Company agreed to use commercially reasonable best efforts to obtain product registration in these territories within three years of obtaining FDA marketing authorization for PGLG in this indication. Telcon has the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the Company would be obliged to repay Telcon the $10 million upfront fee. The upfront fee of $10 million is included as unearned revenue in other current liabilities as of December 31, 2025 and 2024. Refer to Notes 11 and 12 for additional details of the Company’s agreements with Telcon.

In December 2025, the Company entered into a license and exclusive distribution agreement to NIT in which the Company granted NIT an exclusive license to sell the Company's rights to market, sell, and distribute Endari® and any generic equivalents, or the Product in sickle cell disease in the U.S. and Canada. Under the agreement, the Company received a portion of upfront fee of $3 million which is included in unearned revenue in other current liabilities as of December 31, 2025.

NOTE 4—SELECTED FINANCIAL STATEMENT ASSETS

Inventories consisted of the following (in thousand):

	As of December 31
	2025	2024
Raw materials and components	$1,264	$1,147
Work-in-process	26	184
Finished goods	5,343	5,328
Inventory reserve	(5,078)	(5,024)
Total inventories	$1,555	$1,635

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31
	2025	2024
Prepaid insurance	$529	$622
Prepaid expenses	372	272
Other current assets	359	226
Total prepaid expenses and other current assets	$1,260	$1,120

Property and equipment consisted of the following (in thousands):

	As of December 31
	2025	2024
Equipment	$423	$357
Leasehold improvements	16	15
Furniture and fixtures	30	30
Total property and equipment	469	402
Less: accumulated depreciation	(356)	(356)
Total property and equipment, net	$113	$46

For the years ended December 31, 2025 and 2024, depreciation expenses were approximately $39 thousand and $22 thousand, respectively reported in general and administrative expenses in the consolidated statements of operations.

NOTE 5 — INVESTMENTS

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% per year, payable quarterly. Beginning October 16, 2021, the Company became entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately US$8.00 per share. The initial conversion price is subject to downward adjustment on a monthly based on the volume-weighted average market price of Telcon shares as reported on Korean Securities Dealers Automated Quotations (“KOSDAQ”) Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares and to customary antidilution adjustments upon a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. On December 30, 2024, Telcon undertook a reverse stock split at a rate of 1-for-10. The conversion price as of December 31, 2025 is set forth in the “Investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right described above or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Note 6, 11 and 12.

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

In April 2024, Telcon offset KRW3.5 billion, or approximately $2.5 million, against the principal amount of the Telcon convertible bond and the Company released KRW893 million, or approximately $640,000, in cash proceeds to Telcon in satisfaction of the target shortfall for the year ended 2023. As a result, the Company realized a net loss on investment in convertible bond of $347,000, which previously was classified as unrealized gain (loss) on debt securities available-for-sale in the other comprehensive loss.

In April 2025, Telcon offset KRW3.1 billion, or approximately $2.1 million, against the principal amount of the Telcon convertible bond and the Company released KRW49 million, or approximately $34,000, in cash proceeds to Telcon in satisfaction of the target shortfall for the year ended 2024. As a result, the Company realized a net loss on investment in convertible bond of $177,000, which previously was classified as unrealized gain (loss) on debt securities available-for-sale in the other comprehensive loss.

The following table sets forth the fair value and changes in fair value of the investment in the Telcon convertible bond as of December 31, 2025 and 2024 (in thousands):

Investment in convertible bonds	December 31, 2025	December 31, 2024
Balance, beginning of year	$15,037	$20,978
Sales of convertible bond	(2,172)	(2,508)
Net loss on investment in convertible bond	(177)	(347)
Change in fair value included in the statement of other comprehensive loss	(84)	(3,086)
Balance, end of year	$12,604	$15,037

The fair values as of December 31, 2025 and December 31, 2024 were based upon following assumptions:

	December 31, 2025	December 31, 2024
Principal outstanding (South Korean won)	KRW 17.0 billion	KRW 20.1 billion
Stock price	KRW 917	KRW 5870
Expected life (in years)	4.79	5.79
Selected yield	13.50%	9.50%
Expected volatility (Telcon common stock)	67.04%	62.90%
Risk-free interest rate (South Korea government bond)	3.21%	2.78%
Expected dividend yield	—	—
Conversion price	KRW1,000(US$0.69)	KRW5,850(US$3.96)

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

NOTE 6—SELECTED FINANCIAL STATEMENT LIABILITIES

Accounts payable and accrued expenses as of December 31, 2025 and 2024 consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accounts payable:
Clinical and regulatory expenses	$565	$452
Professional fees	927	904
Selling expenses	1,721	1,553
Manufacturing costs	1,466	706
Non-employee director compensation	1,018	966
Other vendors	282	594
Total accounts payable	5,979	5,175
Accrued interest payable, related parties	1,474	1,145
Accrued interest payable	5,841	2,874
Accrued expenses:
Payroll expenses	452	323
Government rebates and other rebates	8,538	7,229
Other accrued expenses	331	180
Total accrued expenses	9,321	7,732
Total accounts payable and accrued expenses	$22,615	$16,926

Other current liabilities consisted of the following (in thousands):

	As of December 31
	2025	2024
Trade discount	$3,190	$5,000
Unearned revenue (a)	13,000	10,000
Other current liabilities	1,375	1,557
Total other current liabilities	$17,565	$16,557

(a) Refer Note 3 for information regarding to the unearned revenue.

Other long-term liabilities consisted of the following (in thousands):

	As of December 31
	2025	2024
Trade discount	$12,239	$13,421
Other long-term liabilities	53	44
Total other long-term liabilities	$12,292	$13,465

On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual target for bulk containers of PGLG. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain items of the API Supply Agreement (the “revised API agreement”). As of December 31, 2025 and 2024, the total trade discounts were $15.4 million and $18.4 million, respectively. The Company purchased $1.0 million and $0.4 million of PGLG from Telcon during years ended December 31, 2025, and 2024, respectively, of which $1.1 million and $0.6 million were reflected in accounts payable and accrued expenses as of December 31, 2025 and 2024, respectively. The revised API agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement. See Note 5 for information regarding the settlement in the years ended December 31, 2025 and 2024 of the target shortfall.

NOTE 7—NOTES PAYABLE

Notes payable consisted of the following at December 31, 2025 and 2024 (in thousands except for conversion price and underlying shares) excluding the revolving line of credit agreement with related party discussed below:

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2025	Unamortized Discount December 31, 2025	Capitalized amount December 31, 2025	Carrying Amount December 31, 2025	Shares Underlying Notes December 31, 2025
Notes payable
2013	10%	Due on demand	—		$638	$—	$—	$638	—
2022	10% - 12%	Due on demand	—		505	—	—	505	—
2023	11%	Due on demand	—		3,093	—	—	3,093	—
2024	30%	Due on demand	—		1,400	—	—	1,400	—
2025	44% - 59%	18-37 weeks	—		2,574	191	—	2,383	—
					$8,210	$191	$—	$8,019	—
		Current			$8,210	$191	$—	$8,019	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	—	100	—
2021	12%	Due on demand	—		700	—	—	700	—
2022	10%-12%	Due on demand - 5 years	—		4,076	50	—	4,026	—
2023	10%-60%	Due on demand	—		577	—	—	577	—
					$5,453	$50	$—	$5,403	—
		Current			$3,132	$—	$—	$3,132	—
		Non-current			$2,321	$50	$—	$2,271	—
Convertible notes payable
2021	10%	Due on Demand	$0.01		685	—	—	685	102,887,683
2023	13%	Due on Demand	$10.00	(a)	3,150	—	—	3,150	419,338
2023	10%	Due on Demand	$0.29		1,000	—	—	1,000	4,813,393
2024	12%	Due on Demand	$0.01		8,630	—	3,915	12,545	200,000,000
					$13,465	$—	$3,915	$17,380	308,120,414
		Current			$13,465	$—	$3,915	$17,380	308,120,414
		Grand Total			$27,128	$241	$3,915	$30,802	308,120,414

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2024	Unamortized Discount December 31, 2024	Capitalized Accrued Interest December 31, 2024	Carrying Amount December 31, 2024	Shares Underlying Notes December 31, 2024
Notes payable
2013	10%	Due on demand	—		$638	$—	$—	$638	—
2022	10% - 12%	Due on demand	—		505	—	—	505	—
2023	10% - 13%	Due on demand	—		3,200	—	—	3,200	—
2024	30%-48%	Due on demand -34 weeks	—		2,854	104	—	2,750	—
					$7,197	$104	$—	$7,093	—
		Current			$7,197	$104	$—	$7,093	—
		Non-current							—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	—	100	—
2021	12%	Due on demand	—		700	—	—	700	—
2022	10%-12%	Due on demand - 5 years	—		4,316	75	—	4,241	—
2023	10%-60%	Due on demand	—		577	—	—	577	—
					$5,693	$75	$—	$5,618	—
		Current			$3,372	$—	$—	$3,372	—
		Non-current			$2,321	$75	$—	$2,246	—
Convertible notes payable
2021	2%	Due on Demand	$0.03		895	—	—	895	39,455,164
2023	13%	Due on Demand	$10.00	(a)	3,150	—	—	3,150	378,388
2023	10%	Due on Demand	$0.29		1,000	—	—	1,000	3,905,526
2024	10%	1 year	$0.03		11,030	—	939	11,969	132,861,455
					$16,075	$—	$939	$17,014	176,600,533
		Current			$16,075	$—	$939	$17,014	176,600,533
		Grand Total			$28,965	$179	$939	$29,725	176,600,533
(a)
This note is convertible into shares of EMI Holding, Inc., a wholly owned subsidiary of Emmaus Life Sciences, Inc.

The weighted-average stated interest rate of notes payable was 15% and 13%, respectively, for the years ended December 31, 2025 and 2024. The weighted-average effective interest rate of notes payable for the years ended December 31, 2025 and 2024 was 18% and 16%, respectively, after giving effect to discounts relating to warrants, conversion features and deferred financing cost in connection with these notes.

As of December 31, 2025, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending
2026	$24,807
2027	2,321
2028	—
2029	—
2030	—
Total	$27,128

On February 9, 2021, the Company entered into a securities purchase agreement in which the Company sold and issued to purchasers in a private placement pursuant to Rule 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder approximately $14.5 million principal amount of convertible promissory notes of the Company at face value.

Commencing one year from the original issue date, the convertible promissory notes became convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price of $1.48 per share, which equaled the “Average volume-weighted average price” ("Average VWAP") of the Company’s common stock on the effective date. The initial conversion price is subject to adjustment as of the end of each three-month period following the original issue date, commencing May 31, 2021, to equal the Average VWAP as of the end of such three-month period if such Average VWAP is less than the then-conversion price. There is no floor on the conversion price. The conversion price will be subject to further adjustment in the event of a stock split, reverse stock split or certain other events specified in the convertible promissory notes. In April 2024, $260 thousand principal amount plus accrued interest was converted into 2,019,608 shares of the Company's stock. In December 2025, the Company entered into Exchange Agreement with the convertible note holder to which it agreed to issue 6,322,692 shares of the Company's stock in exchange of $2.4 million principal amount. Management accounted this transaction as troubled debt restructuring under ASC 470-60 since the Company was experiencing financial difficulty and the effective borrowing rate on the new debt is less than the effective borrowing rate on the original debt. As a result, the Company recognized fair value of equity approximately $72 thousand in additional paid in capital and deferred recognizing $2.4 million gain on restructured debt until the note is fully settled. For the year ended December 31, 2025 and 2024, the Company repaid $210 thousand and $455 thousand of the convertible promissory notes, respectively. As of December 31, 2025, the conversion price of the convertible promissory notes was $0.01 per share.

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

In February and March 2024, Company entered into Exchange Agreements (the "Exchange Notes") with certain convertible notes holders pursuant to which it agreed to issue total of $11.1 million principal amount of convertible promissory notes of the Company due one year from issuance of the Exchange Notes in exchange for the surrender for cancellation and satisfaction in full of a like principal amount of our outstanding convertible promissory notes due in 2024. The surrendered notes bore interest at the annual rate of 2%, payable semi-annually, and were convertible at the election of the holder into shares of the Company's common stock at the conversion rate of $0.13 per share. The Exchange Notes bear interest at the annual rate of 10% and are convertible into shares of the Company’s common stock at an initial conversion rate of $0.13 per share, subject to decrease, but not increase, at the end of each three-month period from issuance to equal the VWAP (as defined) of the Company’s common stock and to adjustment in the event of a stock split, reverse stock split and similar events. The principal amount of and accrued interest on the Exchange Notes will be payable in two equal semi-annual installments. No additional consideration was paid in connection with the exchange. The convertible promissory notes are general, unsecured obligations of the Company. Management evaluated if the transaction qualified as troubled debt restructuring under ASC 470-60. Since the Company was experiencing financial difficulty and the effective borrowing rate on the restructured debt is less than the effective borrowing rate on the original debt, this transaction was accounted for as a troubled debt restructuring. As a result, the Company recorded a gain on restructured debt of $1.0 million in the consolidated statement of operations for the year ended December 31, 2024. As of December 31, 2025, $8.6 million principal amount of the Exchange Notes was due and payable on demand.

The conversion feature of the original convertible promissory notes and the Exchange Notes is separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in the statements of operations. As of December 31, 2025, the convertible promissory note became due and the conversion rate exceeded stock price and, therefore, the fair value of conversion feature was determined to be zero.

The following table sets forth the fair value of the conversion feature liability as of December 31, 2025 and December 31, 2024 (in thousands):

Conversion feature liability	December 31, 2025	December 31, 2024
Balance, beginning of year	$162	$451
Change in fair value included in the statement of operations	(162)	(289)
Balance, end of year	$—	$162

The fair value and any change in fair value of conversion feature liability are determined using a binomial lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock.

The fair value as of December 31, 2024 was based upon following assumptions:

Convertible promissory notes	As of December 31, 2024
Stock price	$0.01
Conversion price	$0.03
Select yield	22.70%
Expected volatility	50%
Time until maturity (in years)	0.14
Dividend yield	—
Risk-free rate	4.42%

In March 2023, Dr. Niihara and his wife and Hope International Hospice, Inc., loaned the Company $127 thousand and $100 thousand, respectively. Both loans are due on demand and bear interest at the rate of 10% annum.

In July 2023, Emmaus Medical reentered into a new Revenue Purchase Agreement pursuant to which it sold and assigned $828 thousand of future receipt in exchange for repayment of $204 thousand indebtedness from the previous agreement and net cash proceeds of approximately $300 thousand Under the new agreement, the Company agreed to pay the third party approximately $26 thousand weekly until the Future Receipts have been collected. In February 2024, the Company repaid all balance in accordance with the agreement.

In September 2023, the Company entered into a Business Loan and Security Agreement with a third-party lender pursuant to which the lender loaned the Company $2.2 million, of which the Company received net proceeds of approximately $2.1 million after deduction of the lender’s origination fee but without deduction for other transaction expenses. Under the agreement, the Company agree to pay the third party approximately $53 thousand weekly for 56 weeks, or total amount of approximately $3.0 million. The portion of proceeds were used to prepay indebtedness. In October 2024, the company repaid all balance in accordance with the agreement.

In September 2023, Smart Start Investments Limited, of which Wei Pei Zen is a director and 9.96% shareholder, loaned the Company the principal amount of $1 million in exchange for a convertible promissory note of the Company. The convertible promissory note was due on September 5, 2024, bore interest at the annual rate of 10%, payable at maturity, and was convertible at the option of the holder into shares of common stock at a conversion rate of $0.29 a share, subject to adjustment in the event of a stock split, reverse stock split or similar event. On March 5, 2024, the conversion feature of the convertible promissory note no longer met the scope exception in ASC 815-10-15-74 as the investors' Rule 144(d) holding period for the Company ended and separately accounted for at fair value as a derivative liability that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. As of March 5, 2024, the fair value of the conversion feature was $2 thousand. In September 2024, the convertible promissory note became due. As of December 31, 2024, the conversion rate exceeds stock price and therefore, the fair value of conversion feature was determined to be zero.

In October 2023, Emmaus Medical entered into a Purchase and Sales of Future Receivables Agreement with a third party pursuant to which it sold and assigned $1.4 million of future receipt (the "Purchased Amount") in exchange for net cash proceeds of $875 thousand. Under the agreement, the Company agreed to pay the third party approximately $81 thousand weekly until the Purchase Amount has collected. In February 2024, the Company repaid all balance in accordance with the agreement.

In November 2023, Emmaus Medical entered into an Agreement for the Purchase and Sale of Future Receipts with a third party pursuant to which it sold and assigned $762 thousand of future receipts (the "Purchase Amount") in exchange for net cash proceeds of $469 thousand. Under the agreement, the Company agreed to pay the third party approximately $49 thousand weekly until the Purchase Amount has been collected. In March 2024, the Company repaid all balances in accordance with the agreement.

In December 2023, Wei Peu Zen, a Director of the Company loaned the Company the principal amount of $700 thousand. The loan was due in two months and bears interest at the rate of 5% per month. In February 2024, the Company repaid $350 thousand in principal plus accrued interest on the loan.

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

In March 2024, Smart Start Investments Limited, of which Wei Peu Zen, a director of the Company is a director and 9.96% shareholder, loaned the Company the principal amount of $1.4 million. The loan was due in two months and bears interest at the rate of 2.5% per month. As of May 2024, the loan became due on demand and default rate of 5.0% per month became applicable.

In May 2024, Emmaus Medical entered into a Sale of Future Receipts Agreement with a third party pursuant to which it sold and assigned $1.6 million of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $1.0 million. Under the agreement, the Company agreed to pay the third party approximately $58 thousand weekly until the Purchased Amount has been collected. In November 2024, the Company repaid all balance in accordance with the agreement.

In September 2024, Emmaus Medical entered into a Sale of Future Receipts Agreement with a third party pursuant to which it sold and assigned $1.3 million of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $800 thousand. Under the agreement, the Company agreed to pay the third party $35 thousand weekly for 10 weeks and $41 thousand weekly thereafter until the Purchase Amount has been collected. In February 2025, the Company repaid in full the outstanding balance of $343 thousand and recognized debt extinguishment loss of $164 thousand as the Company entered into February 2025 loan discussed below.

In October 2024, the Company entered into a Note Amendment Agreement (the “Amendment”) with a third party note holder under which the annual interest rates under promissory notes issued in April 2022 and in April 2023 were reduced to 1% from 10% and 11%, respectively. No issuance costs were incurred in relation to the Amendment, and the remaining terms of the Notes remain in full force and effect. Management evaluated whether the transaction qualified as troubled debt restructuring under ASC 470-60. Since the Company was experiencing financial difficulty and the effective borrowing rate on the restructured debt was less than the effective borrowing rate on the original debt, the transaction was accounted for as a troubled debt restructuring. As the modified undiscounted future cash payments equaled to or exceeded the carrying amount at restructuring for each of the Notes, no gain was recognized on the restructuring.

In December 2024, Emmaus Medical entered into a Sale of Future Receipts Agreement ("December 2024 loan") with a third party pursuant to which it sold and assigned $1.5 million of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $910 thousand. Under the agreement, the Company agreed to pay the third party $43 thousand weekly until the Purchase Amount has been collected. In May 2025, the Company repaid in full the outstanding balance of $412 thousand and recognized debt extinguishment loss of $212 thousand as the Company entered into May 2025 loan discussed below.

In February 2025, the Company entered into an Agreement for the Purchase and Sales of Future Receipts (the "February 2025 loan") with a third party to which it sells $1.9 million of future receipts (the "Purchased Amount") in exchange for net proceeds of $1.3 million with origination fee of $119 thousand. Under the agreement, the Company agreed to pay the third party approximately $49 thousand weekly until the Purchased Amount has been collected. A portion of the net proceeds were used to pay off the September 2024 loan discussed above. In August 2025, the Company repaid in full the outstanding balance of $612,000 and recognized debt extinguishment loss of $296 thousand as the Company entered into August 2025 loan discussed below.

In May 2025, the Company entered into an Agreement ("May 2025 loan") for the Purchase and Sales of Future Receipts with a third party pursuant to which it sells $2.1 million of future receipts (the "Purchase Amount") in exchange for net proceeds of $1.5 million with origination fee of $131 thousand. Under the agreement, the Company agrees to pay the third party approximately $62 thousand weekly until the Purchased Amount has been collected. A portion of the net proceeds were used to pay off the December 2024 loan discussed above. In October 2025, the Company repaid in full the outstanding balance of approximately $648 thousand as the Company entered into October 29, 2025 loan discussed below.

In June 2025, the Company entered into an Agreement for the Future Receivables Sale and Purchase Agreement (the "June 2025 loan") with a third party pursuant to which it sold and assigned $1,012,500 of future receipts (the "Purchased Amount") in exchange for net proceeds of $712,500 with origination fee of $37,550. Under the agreement, the Company agrees to pay the third party approximately $51,000 weekly until the Purchased Amount has been collected. In October 2025, the Company repaid in full the outstanding balance of principal $150 thousand and recognized debt extinguishment loss of $54,000 as the Company entered into October 1, 2025 loan discussed below.

In August 2025, the Company entered into an Agreement for the Purchase and Sale of Future Receipts ("August 2025 loan") with a third party pursuant to which it sold and assigned $1.9 million of future receipts (the "Purchased Amount") in exchange for net proceeds of $1.2 million, net of an origination fee of $117,000. Under the agreement, the Company agrees to pay the third party approximately $59 thousand weekly until the Purchased Amount has been collected. A portion of the net proceeds were used to pay off the February 2025 loan. In October 2025 the Company repaid in full the outstanding balance of $832 thousand as the Company entered into October 29, 2025 loan discussed below.

In September 2025, the Company entered into a Purchase of Future Receipts Agreement ("September 2025 loan") with a third party. It loaned principal amount of $141 thousand with a financial charge of $65 thousand. Under the agreement, the Company agrees to pay the third party approximately $11 thousand weekly for 18 weeks. As of December 31, 2025, the outstanding balance of the loan was $33 thousand. In January 2026, the Company repaid all balance in accordance with the agreement.

In October 2025, the Company entered into an Agreement for the Purchase and Sale of Future Receipts ("October 1, 2025 loan") with a third party pursuant to which it sold and assigned $938 thousand of future receipts (the "Purchase Amount") in exchange for net proceeds of $641 thousand net of origination fee of $34 thousand. Under the agreement, the Company agrees to pay the third party approximately $52 thousand weekly until the Purchase Amount has been collected. A portion of the net proceeds were used to prepay June 2025 loan. As of December 2025, the outstanding balance of the loan was $174 thousand.

In October 2025, the Company entered into an Agreement for the Purchase and Sale of Future Receipts ("October 29, 2025 loan") with a third party pursuant to which it sold and assigned $3.6 million of future receipts (the "Purchase Amount") in exchange for net proceeds of $2.3 million net of origination fee of $250 thousand. Under the agreement, the Company agrees to pay the third party approximately $94 thousand weekly until the Purchase Amount has been collected. A portion of the net proceeds were used to prepay the May 2025 and August 2025 loan and the Company recognized debt extinguishment of $637 thousand. As of December 31, 2025, the outstanding balance of the loan was $2.0 million.

In December 2025, the Company entered into an Agreement for the Purchase and Sale of Future Receipts ("December 2025 loan") with a third party pursuant to which it sold and assigned $750 thousand of future receipts (the "Purchase Amount") in exchange for net proceeds of $455 thousand net of origination fee of $45 thousand. Under the agreement, the Company agrees to pay the third party approximately $54 thousand weekly until the Purchase Amount has been collected. As of December 31, 2025, the outstanding balance of the loan was $393 thousand. In Feburary 2026, the Company repaid in full the outstanding balance as the Company entered into a new loan discussed in Note 14.

Except as otherwise indicated above, the proceeds of the foregoing loans and other arrangements were used to augment the Company's working capital. See Note 14 for more information regarding notes payable agreements entered subsequent to December 31, 2025.

NOTE 8—STOCKHOLDERS’ DEFICIT

On January 12, 2023, the Company also granted two consultants to the Company five-year warrants to purchase up to 250,000 shares of common stock each at an exercise price of $0.50 a share. On January 27, 2023, the Company granted a consulting company a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.47 a share. The warrants are subject to adjustment in the event of a stock split, reverse stock split and similar events. The fair value of the warrants was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based upon the market value of the common stock. The expected volatility was adjusted using the historical volatility of the common stock and the market price of comparable publicly traded securities. Under ASC 480-10 and ASC 815, the warrants are classified as a liability. For the years ended December 31, 2025 and 2024, the Company recorded the change in fair value of $5,000 and ($57,000), respectively, in the consolidated statements of operations.

The following table presents the assumptions used to value the warrants:

	December 31, 2025	December 31, 2024
Stock price	$0.01	$0.01
Exercise price	$0.47-$0.50	$0.47 - $0.50
Expected term	2.03-2.24 years	3.03-3.07 years
Risk-free rate	3.48%	4.27%
Dividend yield	—	—
Volatility	543.38%-548.72%	444.84%-447.87%

A summary of the Company’s warrants activity for the years ended December 31, 2025 and 2024 is presented below:

	December 31, 2025		December 31, 2024
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of year	4,625,000	$0.81	4,732,391	$0.95
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited and expired	(3,625,000)	0.90	(107,391)	7.21
Warrants outstanding, end of year	1,000,000	$0.49	4,625,000	$0.81
Warrant exercisable, end of year	1,000,000	$0.49	4,625,000	$0.81

As of December 31, 2025, the weighted-average remaining contractual life of outstanding warrants was 2.05 years.

Stock options — The Company's former 2011 Stock Incentive Plan permitted grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. Options granted under the 2011 Stock Incentive Plan generally expire ten years after grant. Options granted to directors vest in quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to continuous service with the Company. The 2011 Stock Incentive Plan expired in May 2021 and no further awards may be made under the Plan. As of December 31, 2025 and December 31, 2024, stock options to purchase up to 1,300,774 shares and 1,461,443 shares, respectively, were outstanding under the 2011 Stock Incentive Plan.

The Company also had an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company could grant incentive stock options to selected employees including officers, non-employee consultants and non-employee directors. The Plan was terminated in September 2021. As of December 31, 2025 and December 31, 2024, stock options to purchase up to 243,968 shares and 245,008 shares, respectively, were outstanding under the Amended and Restated 2012 Omnibus Incentive Plan.

On September 29, 2021, the Board of Directors of the Company adopted the Emmaus Life Sciences, Inc. 2021 Stock Incentive Plan upon the recommendation of the Compensation Committee of the Board. The 2021 Stock Incentive Plan was approved by stockholders on November 23, 2021. No more than 4,000,000 shares of common stock may be issued pursuant to awards under the 2021 Stock Incentive Plan. The number of shares available for Awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the Stock Incentive Plan for stock splits, stock dividends, reverse stock splits, recapitalizations and other similar events. During the year ended December 31, 2025, the Company granted options to purchase 50,000 shares of common stock to a consultant. During the year ended December 31, 2024, the Company granted options to purchase 1,620,000 shares, 300,000 shares and 440,000 shares of common stock to employees, non-employee directors and a consultant, respectively. All options are exercisable for ten years from the date of grant and will vest and become exercisable with respect to the underlying shares over three years for employees, one year for non-employee directors and immediately for the consultant. As of December 31, 2025 and December 31, 2024, stock options to purchase up to 3,120,000 and 3,580,833 shares, respectively, were outstanding under the 2021 Stock Incentive Plan.

Management has valued stock options at their date of grant utilizing the Black-Scholes-Merton Option pricing model. The fair value of the underlying shares was determined by the market value of the Company's common stock. The expected volatility was adjusted using the historical volatility of the common stock. The following table presents the assumptions used on the recent dates on which options were granted by the Company. The risk‑free interest rate is based on the implied yield available on U.S. Treasury issues with a term approximating the expected life of the options depending on the date of the grant and expected life of the respective options.

	November 2025	January 2024
Stock price	$0.01	$0.11
Exercise price	$0.01	$0.15
Expected term	5 years	5-5.75 years
Risk-free rate	3.68%	3.80-3.81%
Dividend yield	—	—
Volatility	363.44%	127.39-136.00%

A summary of the Company’s stock option activity for the years ended December 31, 2025 and 2024 is presented below:

	December 31, 2025		December 31, 2024
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of year	5,287,284	$3.54	3,223,881	$5.97
Granted or deemed issued	50,000	$0.01	2,360,000	$0.15
Exercised	—	$—	—	$—
Cancelled, forfeited and expired	(672,542)	$2.88	(296,597)	$0.34
Options outstanding, end of year	4,664,742	$3.60	5,287,284	$3.54
Options exercisable at end of year	4,646,686	$3.60	4,819,920	$3.59
Options available for future grant	880,000		419,167

During the years ended December 31, 2025 and 2024, the Company recognized approximately $25 thousand and $256 thousand, respectively of share‑based compensation expense. As of December 31, 2025, there was approximately $1 thousand of total unrecognized compensation cost related to unvested share‑based compensation awards outstanding under the 2021 Stock Incentive Plan. That cost is expected to be recognized over the weighted-average remaining period of 0.03 years.

NOTE 9—INCOME TAXES

Loss from income taxes as of December 31, 2025 are as follows (in thousand):

	2025	2024
Domestic income (loss)	$(7,473)	$(6,497)
Foreign income (loss)	(10)	73
Loss before income taxes	$(7,483)	$(6,424)

The provision for income taxes consists of the following for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Current
Federal	$—	$—
States	8	7
International	1	22
Total current income tax provision	9	29
Deferred
Federal	—	—
States	—	—
International	—	—
Total deferred income tax provision	—	—
Total provision for income tax	$9	$29

Deferred tax assets consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Net operating loss carryforward	$19,916	$19,478
General business tax credit	12,085	12,154
Stock options	1,104	1,122
Charitable contribution	7	7
Accrued expenses	263	237
Unearned revenue	2,563	2,605
Allowance for bad debt	204	253
Unrealized gain on foreign exchange translation and others	1,286	1,314
Section 174 Expenditures	239	322
Other	2,066	1,772
Total gross deferred tax assets	39,733	39,264
Less valuation allowance	(39,302)	(38,838)
Net deferred tax assets	$431	$426

Deferred tax liabilities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Unrealized loss on available-for-sale securities	$(427)	$(427)
Other	(4)	1
Total deferred tax liabilities	$(431)	$(426)

A valuation allowance for the net deferred tax assets is recorded when it is more likely than not that the Company will not realize these assets through future operations. The valuation allowance increased by approximately $0.5 million and decreased by $4.1 million for the year ended December 31, 2025 and December 31, 2024, respectively.

As of December 31, 2025 and December 31, 2024, the Company had net operating loss carryforwards for federal income tax purposes of approximately $78.8 million and $72.4 million, respectively, available to offset future federal taxable income, if any. $59.5 million of net operating loss generated in 2017 and prior years expire in various years through 2037. $13.2 million of net operating losses for federal income tax purpose generated in 2018 and after will be available indefinitely. In addition, the Company had net operating loss carryforwards for state income tax purposes of approximately $68.5 million and $65.3 million respectively, which generally expire in 10 to 20 years. For some states, the net operating loss generated in 2018 and after will be available indefinitely. As of December 31, 2025 and December 31, 2024, the Company has general business tax credits of $12.1 million and $12.2 million, respectively, for federal income tax purposes. The tax credits are available to offset future tax liabilities, if any, through 2043. The Company’s utilization of net operating loss carryforwards could be subject to an annual limitation as a result of certain past or future events, such as stock sales or other equity events constituting a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating loss carryforwards and tax credits before they can be utilized.

The income tax provision differs from that computed using the statutory federal tax rate of 21%.

A reconciliation of the U.S. Federal statutory income tax rate to the Company's effective income tax rate is as follows (in thousands for amount):

	December 31, 2025
	Amount	%
Tax benefit at statutory federal rate	$(1,569)	21.0%
State taxes, net of federal tax benefit (1)	8	-0.1%
Foreign tax effect	1	0.0%
Nontaxable or Nondeductible items
Disallowed interest expense	132	-1.8%
Other permanent items	(14)	0.2%
Other adjustments
Benefit from state NOL Adjustment	(251)	3.4%
Benefit on state taxes	83	-1.1%
Other adjustments (individually less than 5%)	(100)	1.3%
Change in valuation allowance	1,719	-23.0%
Total income tax provision	$9	-0.1%

(1) State taxes in California, Kentucky and New Jersey made up the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the year ended December 31, 2024 prior to the adoption of ASU 2023-09, the table below is a reconciliation of the components that caused the Company's provision (benefit) for the income taxes to differ from amounts computed using the statutory tax rate of 21%.

December 31, 2024
Tax benefit at statutory federal rate	$(1,351)
State taxes, net of federal tax benefit	(317)
Increase in valuation allowance	(4,058)
Permanent items	(10)
General business tax credit	(68)
Stock options deferred true-up	5,674
Other	159
Total income tax provision	$29

The following table summarizes he income taxes paid, net of refunds, for the year ended December 31, 2025 (in thousands):

December 31, 2025
U.S. Federal	$—
California	6
New Jersey	4
Other states	2
Japan	11
Total income tax paid	$23

As of December 31, 2025 and December 31, 2024, the Company had no unrecognized tax benefits or position which, in the opinion of management, would be reversed if challenged by a taxing authority. In the event the Company is assessed interest or penalties, such amounts would be classified as income tax expense. As of December 31, 2025, all federal tax returns since 2022 are subject to audit. The expiration of the state returns varies by state, but the 2021 and subsequent years’ returns generally are subject to audit. No tax returns are currently being examined by taxing authorities.

NOTE 10—LEASES

Operating leases — During the years ended December 31, 2025 and 2024, the Company leased its office space under operating leases with unrelated entities.

Prior to November 2024, the Company leased 21,293 square feet of office space for its headquarters in Torrance, California, at a base rental of $90,069 per month pursuant to lease, as amended, which was to expire on September 30, 2026. In

November 2024, the lease was amended to, among other things, reduce the leased space to 4,639 square feet at a base rental of $18,556 per month and to provide for the upfront payment of approximately $58,483 to fund the cost of demising work on the former leased space. The amended lease became effective on April 2, 2025 and will expire on April 1, 2030. As a result, the Company recognized $0.9 million gain on lease modification included in the consolidated statements of operations. In addition, the Company leases 1,163 square feet of office space in Dubai, United Arab Emirates, at a base rental of AED 11,713 (approximately $3,000) per month, which will expire on June 19, 2026. Lease expense was $0.5 million and $1.1 million for years ended December 31, 2025 and 2024, respectively.

Future minimum lease payments were as follows as of December 31, 2025 (in thousands):

2026	$510
2027	506
2028	513
2029 and after	651
Total lease payments	2,180
Less: Interest	423
Current portion	348
Operating lease liabilities, less current portion	$1,409

As of December 31, 2025 and 2024, the Company had an operating lease right-of-use asset of $0.8 million and $1.5 million, respectively and lease liability of $1.8 million and $3.2 million, respectively. As of December 31, 2025 and 2024, the weighted-average discount rate was 10.46%. The weighted average remaining term of the Company’s leases as of December 31, 2025 was 4.1 years.

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

NOTE 12—RELATED PARTY TRANSACTIONS

The following table sets forth information relating to our loans from related persons outstanding at any time during the year ended December 31, 2025 (in thousands except for conversion rate and share information):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding December 31, 2025	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid
Promissory note payable - related parties:
	Willis Lee(2)	12%	10/29/2020	On Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	On Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	On Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	On Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	On Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	On Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	On Demand	200	200	—	—
	Albert Niihara(3)	10%	4/4/2022	On Demand	110	350	240	150
	Willis Lee(2)	10%	4/14/2022	On Demand	45	45	—	—
	Albert Niihara(3)	10%	4/19/2022	On Demand	250	250	—	35
	Hope International Hospice, Inc.(1)	10%	5/25/2022	On Demand	40	40	—	—
	Dr. Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	48
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	25
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	167
	Hope International Hospice, Inc.(1)	10%	8/17/2022	On Demand	50	50	—	—
	Hope International Hospice, Inc.(1)	10%	10/20/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	On Demand	100	100	—	—
	Dr. Yutaka and Soomi Niihara(1)	10%	3/21/2023	On Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 months	350	350	—
				Total	$5,453	$5,693	$240	$425

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

See Notes 6 and 11 for a discussion of the Company’s distribution and supply agreements with Telcon, which holds 4,147,491 shares of the Company common stock, or approximately 5.9% of the common stock outstanding as of December 31, 2025. The Company holds an investment in a convertible bond of Telcon in the principal amount of KRW 17.0 billion, or approximately $11.8 million as of December 31, 2025, which matures on October 16, 2030 and bears interest at 2.1% a year, payable quarterly. See Note 5 for more information regarding the investment in convertible bond.

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

For the years ended December 31, 2025 and 2024, the Company made matching contributions to the Company’s 401(k) Plan of approximately $35 thousand and $66 thousand, respectively.

NOTE 14—SUBSEQUENT EVENTS

In February 2026, Emmaus Medical entered into a Sale of Future Receipts Agreement with a third party pursuant to which it sold and assigned $1.7 million of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $1.1 million. Under the agreement, the Company agreed to pay the third party approximately $57 thousand weekly for 30 weeks until the Purchase Amount has been collected. The portion of proceeds was used to pay December 2025 loan.

In January 2026 NIT hired selected members of our U.S. sales force and the Company entered into a Commercial Personal Services Agreement with NIT as contemplated by the License and Exclusive Distribution Agreement, or License Agreement, with NIT. Under the Commercial Personal Services Agreement, pending the “Effective Date” of the License Agreement, NIT will render to the sales and marketing services for Endari® in the field in the Territory in exchange for a payment of quarterly fees in the low-to-mid six figures. The Company will continue to realize all revenues from sales of Endari® in the territory pending the Effective Date.

In March 2026 the Company entered into the Exclusive Supply Agreement contemplated by the License Agreement. Subject to the occurrence of the “Effective Date” of the License Agreement, pursuant to the Exclusive Supply Agreement the Company will agree to supply exclusively to NIT, and NIT will agree, subject to certain exceptions, to purchase exclusively from the Company all of NIT’s requirements for the products under the License Agreement at a purchase price based upon our cost of production plus a specified double digit percentage margin.

The Effective Date of the License Agreement is subject to NIT’s obtaining the necessary regulatory approvals and licensing to sell and distribute the Product and other specified conditions, and there is no assurance that the Effective Date will occur. The License Agreement may be terminated by either party if the Effective Date does not occur by October 1, 2026 unless the failure to occur is due to the Company's wrongful acts.