Form 10-Q
period 2026-03-31
Emmaus Life Sciences, Inc.
filed 2026-05-15
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The registrant had 70,188,263 shares of common stock, par value $0.001 per share, outstanding as of May 11, 2026.

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended March 31, 2026

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,072	$2,127
Accounts receivable, net	2,048	2,804
Inventories, net	1,909	1,555
Prepaid expenses and other current assets	966	1,260
Total current assets	5,995	7,746
Property and equipment, net	98	113
Right of use assets	736	766
Investment in convertible bond	11,664	12,604
Other assets	203	207
Total assets	$18,696	$21,436
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,487	$22,615
Operating lease liabilities, current portion	349	348
Conversion feature derivative, notes payable	235	—
Other current liabilities	17,443	17,565
Warrant derivative liabilities	15	13
Notes payable, current portion, net of discount	7,529	8,019
Notes payable to related parties	3,123	3,132
Convertible notes payable, net of discount	17,356	17,380
Total current liabilities	70,537	69,072
Operating lease liabilities, less current portion	1,324	1,409
Other long-term liabilities	12,418	12,292
Notes payable to related parties, net of discount	2,277	2,271
Total liabilities	86,556	85,044
Commitments and contingent liabilities (Note 11)
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 70,188,263 shares issued and outstanding at March 31, 2026 and December 31, 2025	70	70
Additional paid-in capital	225,988	225,987
Net loan receivable from EJ Holdings	(16,869)	(16,869)
Accumulated other comprehensive loss	(3,647)	(2,729)
Accumulated deficit	(273,402)	(270,067)
Total stockholders’ deficit	(67,860)	(63,608)
Total liabilities and stockholders’ deficit	$18,696	$21,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES, NET	$1,982	$2,406
COST OF GOODS SOLD	168	225
GROSS PROFIT	1,814	2,181
OPERATING EXPENSES
Research and development	40	176
Selling	747	646
General and administrative	1,850	2,339
Total operating expenses	2,637	3,161
LOSS FROM OPERATIONS	(823)	(980)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	(76)	(164)
Change in fair value of warrant derivative liabilities	(2)	(9)
Change in fair value of conversion feature derivative, notes payable	(235)	162
Foreign exchange gain (loss)	(130)	(152)
Interest and other income (net)	61	73
Interest expense	(2,126)	(1,256)
Total other expense	(2,508)	(1,346)
LOSS BEFORE INCOME TAXES	(3,331)	(2,326)
Income tax provision	4	4
NET LOSS	(3,335)	(2,330)

COMPONENTS OF OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on debt securities available for sale (net of tax)	(940)	194
Foreign currency translation adjustments	22	4
Other comprehensive income (loss)	(918)	198
COMPREHENSIVE LOSS	$(4,253)	$(2,132)
NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.05)	$(0.04)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	70,188,263	63,865,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Loan receivable from	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	EJ Holdings	loss	deficit	deficit
Balance, January 1, 2026	70,188,263	$70	$225,987	(16,869)	$(2,729)	$(270,067)	$(63,608)
Share-based compensation	—	—	1	—	—	—	1
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	—	(940)	—	(940)
Foreign currency translation effect	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	(3,335)	(3,335)
Balance, March 31, 2026	70,188,263	70	225,988	(16,869)	(3,647)	(273,402)	(67,860)

	Common stock		Additional paid-in	Loan receivable from	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	EJ Holdings	loss	deficit	deficit
Balance, January 1, 2025	63,865,571	$64	$225,896	$(16,869)	$(2,995)	$(262,575)	$(56,479)
Share-based compensation	—	—	10	—	—	—	10
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	—	194	—	194
Foreign currency translation effect	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(2,330)	(2,330)
Balance, March 31, 2025	63,865,571	64	225,906	(16,869)	(2,797)	(264,905)	(58,601)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,335)	$(2,330)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	15	5
Inventory reserve	(4)	—
Amortization of discount of notes payable and convertible notes payable	164	99
Foreign exchange adjustments	(22)	141
Loss on debt extinguishment	76	164
Share-based compensation	1	10
Change in fair value of warrant derivative liabilities	2	9
Change in fair value of conversion feature derivative, notes payable	235	(162)
Net changes in operating assets and liabilities
Accounts receivable	756	562
Inventories	(351)	199
Prepaid expenses and other current assets	294	298
Other non-current assets	30	198
Accounts payable and accrued expenses	1,873	1,353
Other liabilities	(1)	(254)
Operating lease liabilities	(77)	(13)
Net cash flows used in operating activities	(344)	279
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	1,112	1,206
Payments of notes payable	(1,796)	(1,251)
Payments of notes payable, related party	(9)	(150)
Payments of convertible notes	(9)	(150)
Net cash flows used in financing activities	(702)	(345)
Effect of exchange rate changes on cash	(9)	10
Net increase (decrease) in cash and cash equivalents	(1,055)	(56)
Cash and cash equivalents, beginning of year	2,127	1,389
Cash and cash equivalents, end of year	$1,072	$1,333

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$808	$415
Income taxes paid (refunded)	$(1)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc., (“Emmaus”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. The condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026. The accompanying condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated balance sheet at December 31, 2025 contained in the Annual Report. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or any future interim period.

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

In December 2025, the Company entered into a License and Exclusive Distribution Agreement, or License Agreement, with NeoImmuneTech, Inc., or NIT, pursuant to which the Company granted NIT, subject to the occurrence of the “Effective Date” of the License Agreement, an exclusive license to our rights to market, sell, and distribute Endari® and any generic equivalents the Company may develop in sickle cell disease, or the Field, in the U.S. and its territories and possessions and Canada, or the Territory, in exchange for an upfront cash payment, a double digit percentage royalty on NIT’s sales of the licensed products and a double digit percentage of any NIT sublicenses of rights to the products. Of the upfront payment, less than half was paid in cash upon execution of the License Agreement, with the balance payable in cash upon the Effective Date of the License Agreement. The upfront cash payment is refundable by the Company under certain circumstances described in the License Agreement. The Company agreed in the License Agreement to use a portion of the upfront payment payable upon the Effective Date to subscribe to purchase shares of NIT capital stock.

In connection with the License Agreement, the Company and NIT entered into an Exclusive Supply Agreement pursuant to which the Company agrees to supply exclusively to NIT, and NIT agrees, subject to certain exceptions, to purchase exclusively from the Company all NIT’s requirements for the products in the Field in the Territory at a purchase price based upon the cost of production plus a specified double digit percentage margin.

Pending the Effective Date, NIT has hired selected members of the Company's U.S. sales force and the Company has entered into a sales services agreement with NIT under which it renders sales and marketing services for Endari® in the Field in the Territory in exchange for the payment of quarterly fees in the low-to-mid six figures. The Company will continue to realize all revenues from sales of Endari® in the Territory pending the Effective Date.

The Effective Date is subject to NIT’s obtaining the necessary regulatory approvals and licensing to sell and distribute the licensed products and other specified conditions, and there is no assurance that the Effective Date will occur. The License Agreement may be terminated by either party if the Effective Date does not occur by the October 1, 2026, subject to certain exceptions, in which case all rights to the licensed products will revert to us. Once the Effective Date occurs, the rights granted to NIT under the License Agreement will become nonexclusive if NIT fails to generate annual minimum sales of the licensed products in the low seven figures. Following the Effective Date, the License Agreement may be terminated by either party in the event of a breach by the other party and other specified events.

Under the License Agreement, each party is entitled to make improvements to the licensed products and to own their respective improvements, subject to the grant of appropriate cross-rights to any such improvements. The Company retains all rights in the licensed products outside the Field and outside the Territory.

If the Effective Date does not occur, management will consider alternative strategies for marketing and selling Endari® and any generic equivalents the Company may develop in the U.S. and other markets in the territory. NIT has no experience is marketing brand name or generic pharmaceuticals in the U.S. or elsewhere, and if the Effective Date occurs there is no assurance that it will be able to successfully market and distribute Endari® or other licensed products.

For the foregoing reasons, our historical results of operations are unlikely to be an indication of our future performance.

Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. The Company has agreements in place with the nation’s leading distributors, as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide which are expected to be assigned and assumed by NIT in connection with the Effective Date of the License Agreement. Following the Effective Date of the License Agreement with NIT, our revenues from U.S. operations will depend upon sales of Endari® to NIT under the exclusive supply agreement and on royalties from NIT’s sales of Endari® in the Territory.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Annual Report. There have been no material changes in these policies or their application.

Going concern— The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $3.3 million for the three months ended March 31, 2026 and had a working capital deficit of $64.5 million as of March 31, 2026. The Company’s indebtedness included in its current liabilities and its expected working capital needs, including debt service on its existing indebtedness and the expected costs relating to the commercialization of Endari® in the MENA region and elsewhere, exceed its existing cash balances and cash expected to be generated from operations for the foreseeable future. To meet the Company’s current liabilities and future obligations, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, third-party loans, equity or debt financings or licensing or other strategic agreements. The Company has no understanding or arrangement for any restructuring, refinancing, or financing, and there can be no assurance that the Company will be able to restructure or refinance its existing indebtedness or obtain additional related-party or third-party loans or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements except for the upfront fee from licensing agreement with NIT described above. Due to the uncertainty of the Company’s ability to meet its current liabilities and operating expenses, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of consolidation—The consolidated financial statements include the accounts of the Company and its EMI Holding, Inc. subsidiary, EMI Holding’s wholly‑owned subsidiary, Emmaus Medical Inc., and Emmaus Medical, Inc’s wholly‑owned subsidiaries. All significant intercompany transactions have been eliminated.

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

Accounts receivable— Accounts receivables are primarily attributable to product sales to distributors and other customers. Each reporting period, the Company evaluates the collectability of outstanding receivable balances and records an allowance for credit loss based on an estimate of current expected credit loss. The estimate is based on historical experience, customer creditworthiness, facts and circumstance specific to outstanding balances and payment terms. Provisions are made based upon a specific review of all significant outstanding invoices and the quality and age of those invoices. As of March 31, 2026 and December 31, 2025, the Company recorded no valuation allowances. The Company believes the credit risks associated with its customers are not significant.

Inventories—Inventories consist of raw materials, finished goods and work-in-process and are valued on a first‑in, first‑out basis at the lesser of cost or net realizable value. Work‑in‑process inventories consist of L‑glutamine for the Company’s products that has not yet been packaged and labeled for sale. Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews its inventory and provides for potential obsolescence based on its assessment of market conditions and anticipated demand. Substantially all raw materials purchased during the three months ended March 31, 2026 and the year ended December 31, 2025 were supplied, directly or indirectly by one supplier.

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

Investment in convertible bond – The Company has measured its investment in convertible bond at fair value. The convertible bond is classified as available for sale and the changes in fair value are reported in other comprehensive income (loss) for each reporting period.

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

	Three Months Ended March 31,
	2026	2025
Stock options	4,559,584	4,640,782
Warrants	1,000,000	4,625,000
Convertible notes	50,348,985	46,982,346
Total anti-dilutive instrument	55,908,569	56,248,128

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

Prior period adjustment—The Company has revised the potential dilutive shares and the shares underlying note disclosure for the prior periods presented to reflect limitation under the agreements which includes beneficial ownership limitations associated with its convertible notes. This revision had no impact on previously reported net loss per share or any other line item within the consolidated financial statements.

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

NOTE 3 — REVENUES, NET

Revenues, net by category were as follows (in thousands):

	For the three months ended March 31,
	2026		2025
Endari® - US	$1,376	70%	$2,055	86%
Endari® - International	583	29%	198	8%
Other	23	1%	153	6%
Revenues, net	1,982	100%	2,406	100%

The following table summarizes the revenue allowance and accrual activities for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of January 1, 2026	$1,029	$8,129	$178	$9,336
Provision related to sales in the current year	127	532	17	676
Adjustments related to prior period sales	—	—	—	—
Credits and payments made	(184)	(373)	—	(557)
Balance as of March 31, 2026	$972	$8,288	$195	$9,455

Balance as of January 1, 2025	$1,135	$6,812	$138	$8,085
Provision related to sales in the current year	192	746	27	965
Adjustments related to prior period sales	4	17	—	21
Credits and payments made	(251)	(529)	(81)	(861)
Balance as of March 31, 2025	$1,080	$7,046	$84	$8,210

The following table summarizes revenues attributable to each of the customers that accounted for 10% or more of our net revenues in any of the periods shown:

	Three Months Ended March 31,
	2026	2025
Customer A	13%	20%
Customer B	14%	10%
Customer C	16%	30%
Customer D	19%	15%
Customer E	26%	1%

On June 15, 2017, the Company entered into a distributor agreement with Telcon RF Pharmaceutical, Inc., or Telcon, pursuant to which it granted Telcon exclusive rights to the Company’s prescription grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from the Company specified minimum quantities of the PGLG. Telcon had the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the $10 million upfront fee would become repayable to Telcon. In January 2023, Telcon terminated the distributor agreement, and the upfront fee of $10 million is included in other current liabilities as of March 31, 2026 and December 31, 2025. See Notes 5, 6 and 11 and for additional details of the Company's agreements with Telcon.

In December 2025, the Company entered into a license and exclusive distribution agreement to NIT in which the Company granted NIT an exclusive license to sell the Company's rights to market, sell, and distribute Endari® and any generic equivalents, or the Product in sickle cell disease in the U.S. and Canada. Under the agreement, the Company received a portion of upfront fee of $3 million which is included in unearned revenue in other current liabilities as of March 31, 2026 and December 31, 2025.

NOTE 4 — SELECTED FINANCIAL STATEMENT — ASSETS

Inventories consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Raw materials and components	$1,216	$1,264
Work-in-process	582	26
Finished goods	5,185	5,343
Inventory reserve	(5,074)	(5,078)
Total inventories	$1,909	$1,555

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Prepaid insurance	$345	$529
Prepaid expenses	311	372
Other current assets	310	359
Total prepaid expenses and other current assets	$966	$1,260

Property and equipment consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Equipment	$423	$423
Leasehold improvements	16	16
Furniture and fixtures	30	30
Total property and equipment	469	469
Less: accumulated depreciation	(371)	(356)
Total property and equipment, net	$98	$113

For the three months ended March 31, 2026 and 2025, depreciation expense was approximately $15,000 and $5,000, respectively.

NOTE 5 — INVESTMENTS

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% per year, payable quarterly. Beginning October 16, 2021, the Company became entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately US$8.00 per share. The initial conversion price is subject to downward adjustment on a monthly based on the volume-weighted average market price of Telcon shares as reported on Korean Securities Dealers Automated Quotations Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares and to customary antidilution adjustments upon a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. On December 30, 2024, Telcon undertook a reverse stock split at a rate of 1-for-10. On August 5, 2025 Telcon issued new shares under market price and on August 25, 2025, Telcon issued a bonus issue with the issue price deemed to be KRW zero, triggered conversion price adjustment. The conversion price as of March 31, 2026 is set forth in the “Investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right described above or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Notes 6 and 11.

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

The following table sets forth the fair value and changes in fair value of the investment in the Telcon convertible bond as of March 31, 2026 and December 31, 2025 (in thousands):

Investment in convertible bonds	March 31, 2026	December 31, 2025
Balance, beginning of year	$12,604	$15,037
Sales of convertible bond	—	(2,172)
Net loss on investment in convertible bond	—	(177)
Change in fair value included in the statement of other comprehensive loss	(940)	(84)
Balance, end of year	$11,664	$12,604

The fair values as of March 31, 2026 and December 31, 2025 were based upon following assumptions:

	March 31, 2026	December 31, 2025
Principal outstanding (South Korean won)	KRW 17.0 billion	KRW 17.0 billion
Stock price	KRW 825	KRW 917
Expected life (in years)	4.55	4.79
Selected yield	15.00%	13.50%
Expected volatility (Telcon common stock)	69.25%	67.04%
Risk-free interest rate (South Korea government bond)	3.76%	3.21%
Expected dividend yield	—	—
Conversion price	KRW1,000(US$0.66)	KRW1,000(US$0.69)

Loan receivable from EJ Holdings – During 2018, the Company and Japan Industrial Partners, Inc., or JIP, formed EJ Holdings, Inc., or EJ Holdings, to acquire, own and operate an amino acids manufacturing facility in Ube, Japan. In connection with the formation, the Company invested approximately $32,000 in exchange for 40% of EJ Holdings' capital shares. JIP owned 60% of EJ Holdings' capital shares. In October 2018, the Company entered into a loan agreement with EJ Holdings under which the Company made an unsecured loan to EJ Holdings in the amount of $13.6 million. The loan proceeds were used by EJ Holdings to purchase the Ube facility in December 2019 and pay related taxes. The Company subsequently loaned approximately $6.5 million (JPY 1,037,335,720) to EJ Holdings. The principal (JPY 3,637,335,720) will become due and payable in two equal installments on December 28, 2027 and on September 30, 2028 and bears interest at the rate of 1% payable annually. The Company suspended further loans to EJ Holdings in September 2023.

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

On December 28, 2023, the Company sold and assigned its EJ Holdings shares at its original cost of JPY3.6 million or US$25,304 to Niihara International, Inc., which was formed by Yutaka Niihara, M.D., Ph. D., former Chairman and Chief Executive Officer of the Company and a principal stockholder of the Company. In January 2024, JIP also sold their EJ Holdings' capital share to Niihara International, Inc. In connection with the sale and assignment, the Company derecognized its investment in EJ Holdings, including $1.5 million of currency translation adjustments recorded in other comprehensive loss. As of March 31, 2026 and December 31, 2025, the face amount of the loan receivable from EJ Holdings was $25.8 million, which was reflected in $16.9 million of net loan receivable from EJ Holdings as contra-equity on the condensed consolidated balance sheets.

NOTE 6 — SELECTED FINANCIAL STATEMENT - LIABILITIES

Accounts payable and accrued expenses consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable:
Clinical and regulatory expenses	$441	$565
Professional fees	844	927
Selling expenses	1,580	1,721
Manufacturing costs	1,724	1,466
Non-employee director compensation	1,006	1,018
Other vendors	215	282
Total accounts payable	5,810	5,979
Accrued interest payable, related parties	1,534	1,474
Accrued interest payable	6,905	5,841
Accrued expenses:
Payroll expenses	382	452
Government rebates and other rebates	9,294	8,538
Other accrued expenses	562	331
Total accrued expenses	10,238	9,321
Total accounts payable and accrued expenses	$24,487	$22,615

Other current liabilities consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026	As of December 31, 2025
Trade discount	$3,200	$3,190
Unearned revenue (a)	13,000	13,000
Other current liabilities	1,243	1,375
Total other current liabilities	$17,443	$17,565

(a) Refer to Note 3 for further information.

Other long-term liabilities consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026	As of December 31, 2025
Trade discount	$12,361	$12,239
Other long-term liabilities	57	53
Total other long-term liabilities	$12,418	$12,292

On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual target for bulk containers of PGLG. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain items of the API Supply Agreement (the “revised API Agreement”). The Company did not purchase PGLG from Telcon for three months ended March 31, 2026 and 2025. $1.1 million of accounts payable were included in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. The revised API Agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as a collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement. See Note 5 for information regarding the settlement of the target shortfall.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at March 31, 2026 and December 31, 2025 (in thousands except for number of underlying shares):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding March 31, 2026	Unamortized Discount March 31, 2026	Capitalized amount March 31, 2026	Carrying Amount March 31, 2026	Shares Underlying Notes March 31, 2026
Notes payable
2013	10%	Due on demand	—		$626	$—	$—	$626	—
2022	10% - 12%	Due on demand	—		501	—	—	501	—
2023	11%	Due on demand	—		3,007	—	—	3,007	—
2024	30%	Due on demand	—		1,400	—	—	1,400	—
2025	44% - 53%	18-37 weeks	—		1,171	60	—	1,111	—
2026	49%	30 weeks	—		953	69	—	884	—
					$7,658	$129	$—	$7,529	—
		Current			$7,658	$129	$—	$7,529	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	—	100	—
2021	12%	Due on demand	—		700	—	—	700	—
2022	10%-12%	Due on demand - 5 years	—		4,067	44	—	4,023	—
2023	10%-60%	Due on demand	—		577	—	—	577	—
					$5,444	$44	$—	$5,400	—
		Current			$3,123	$—	$—	$3,123	—
		Non-current			$2,321	$44	$—	$2,277	—
Convertible notes payable
2021	10%	Due on Demand	$0.01		685	—	—	685	18,038,735
2023	13%	Due on Demand	$10.00	(a)	3,150	—	—	3,150	458,409
2023	10%	Due on Demand	$0.29		1,000	—	—	1,000	3,448,275
2024	12%	Due on Demand	$0.01		8,621	—	3,900	12,521	28,861,975
					$13,456	$—	$3,900	$17,356	50,807,394
		Current			$13,456	$—	$3,900	$17,356	50,807,394
		Grand Total			$26,558	$173	$3,900	$30,285	50,807,394

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2025	Unamortized Discount December 31, 2025	Capitalized amount December 31, 2025	Carrying Amount December 31, 2025	Shares Underlying Notes December 31, 2025
Notes payable
2013	10%	Due on demand	—		$638	$—	$—	$638	—
2022	10% - 12%	Due on demand	—		505	—	—	505	—
2023	11%	Due on demand	—		3,093	—	—	3,093	—
2024	30%	Due on demand	—		1,400	—	—	1,400	—
2025	44% - 59%	18-37 weeks	—		2,574	191	—	2,383	—
					$8,210	$191	$—	$8,019	—
		Current			$8,210	$191	$—	$8,019	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	—	100	—
2021	12%	Due on demand	—		700	—	—	700	—
2022	10%-12%	Due on demand - 5 years	—		4,076	50	—	4,026	—
2023	10%-60%	Due on demand	—		577	—	—	577	—
					$5,453	$50	$—	$5,403	—
		Current			$3,132	$—	$—	$3,132	—
		Non-current			$2,321	$50	$—	$2,271	—
Convertible notes payable
2021	10%	Due on Demand	$0.01		685	—	—	685	18,038,735
2023	13%	Due on Demand	$10.00	(a)	3,150	—	—	3,150	419,338
2023	10%	Due on Demand	$0.29		1,000	—	—	1,000	3,448,275
2024	12%	Due on Demand	$0.01		8,630	—	3,915	12,545	28,861,975
					$13,465	$—	$3,915	$17,380	50,768,323
		Current			$13,465	$—	$3,915	$17,380	50,768,323
		Grand Total			$27,128	$241	$3,915	$30,802	50,768,323

(a)
This note is convertible into shares of EMI Holding, Inc., a wholly owned subsidiary of Emmaus Life Sciences, Inc.

The weighted-average stated annual interest rate of notes payable was 14% and 15% for three months ended March 31, 2026 and the year ended December 31, 2025, respectively. The weighted-average effective annual interest rate of notes payable as of March 31, 2026 and December 31, 2025 was 16% and 18%, respectively, after giving effect to discounts relating to warrants and deferred financing costs relating to the notes.

As of March 31, 2026, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending
2026	$24,237
2027	2,321
2028	—
2029	—
2030	—
Total	$26,558

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

The convertible promissory notes bear interest at the rate of 2% per year (10% in case of default), payable semi-annually on the last business day of August and January of each year and matured on the 3rd anniversary of the original issue date. The convertible promissory notes are prepayable in whole or in part at the election of the holders. The convertible promissory notes are general, unsecured obligations of the Company. For the three months ended March 31, 2026 and 2025, the Company repaid $9,000 and $150,000, respectively of the convertible promissory notes. As of March 31, 2026, the conversion price was $0.01 per share.

In February and March 2024, the Company entered into Exchange Agreements (the "Exchange Notes") with certain convertible notes holders pursuant to which it issued total of $11.1 million principal amount of convertible promissory notes of the Company due one year from issuance of the Exchange Notes in exchange for the surrender for cancellation and satisfaction in full of a like principal amount of our outstanding convertible promissory notes due in 2024. The surrendered notes bore interest at the annual rate of 2%, payable semi-annually, and were convertible at the election of the holder into shares of the Company's common stock at the conversion rate of $0.13 per share. The Exchange Notes bear interest at the annual rate of 10% and were convertible into shares of the Company’s common stock at an initial conversion price of $0.13 per share, subject to decrease, but not increase, at the end of each three-month period from issuance to equal the VWAP (as defined) of the Company’s common stock and to adjustment in the event of a stock split, reverse stock split and similar events. The principal amount of and accrued interest on the Exchange Notes will be payable in two equal semi-annual installments. No additional consideration was paid in connection with the exchange. The convertible promissory notes are general, unsecured obligations of the Company. In December 2025, the Company entered into Exchange Agreement with a convertible note holder to which it agreed to issue 6,322,692 shares of the Company's stock in exchange of $2.4 million principal amount of the holder's convertible note. Management accounted this transaction as troubled debt restructuring under ASC 470-60 since the Company was experiencing financial difficulty and the effective borrowing rate on the new debt is less than the effective borrowing rate on the original debt. As a result, the Company recognized fair value of equity approximately $72,000 in additional paid in capital and deferred recognizing $2.4 million gain on restructured debt until the note is fully settled. As of March 31, 2026, $8.6 million principal amount of the Exchange Notes was due and payable on demand.

The conversion feature of the original convertible promissory notes and the Exchange Notes is separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. As of March 31, 2025, the convertible promissory note became due. The intrinsic value of conversion feature is calculated as the difference between the market value and the conversion price, multiplyed by the underlying shares.

The following table set forth and the fair value of the conversion feature liability as of March 31, 2026 and December 31, 2025 (in thousands):

Conversion feature liability	March 31, 2026	December 31, 2025
Balance, beginning of year	$—	$162
Change in fair value included in the statement of operations	235	(162)
Balance, end of year	$235	$—

In September 2023, Smart Start Investments Limited, of which Wei Peu Zen, a director of the Company, is a director and shareholder, loaned the Company the principal amount of $1 million in exchange for a convertible promissory note of the Company. The convertible promissory note was due on September 5, 2024, bears interest at the annual rate of 10%, payable at maturity, and is convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $0.29 a share, subject to adjustment in the event of a stock split, reverse stock split or similar event. On March 5, 2024, the conversion feature of the convertible promissory note no longer met the scope exception in ASC 815-10-15-74 as the investors' Rule 144(d) holding period for the Company had ended and was separately accounted for at fair value as a derivative liability that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. In September 2024, the convertible promissory note became due. As of March 31, 2026, the conversion price exceeded stock price and, therefore, the fair value of conversion feature was determined to be zero.

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

In March 2024, Smart Start Investments Limited loaned the Company the principal amount of $1.4 million. The loan was due in two months and bore interest at the rate of 2.5% per month. As of May 2024, the loan became due on demand and the stated default rate of interest of 5.0% per month became applicable.

In September 2024, Emmaus Medical entered into Sale of Future Receipts Agreement (the "September 2024 loan") with third party pursuant to which it sold and assigned $1.3 million of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $0.8 million. Under the agreement, the Company agreed to pay the third party $35,000 weekly for 10 weeks and $41,000 weekly thereafter until the Purchase Amount has been collected. In February 2025, the Company repaid in full the outstanding balance of $0.3 million and recognized debt extinguishment loss of $0.2 million as the Company entered into February 2025 loan discussed below.

In December 2024, Emmaus Medical entered into Sale of Future Receipts Agreement (the "December 2024 loan") with third party pursuant to which it sold and assigned $1.5 million of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $0.9 million. Under the agreement, the Company agreed to pay the third party $43,000 weekly until the Purchase Amount has been collected. In May 2025, the Company repaid in full the outstanding balance of $0.4 million and recognized debt extinguishments loss of $0.2 million as the Company entered into May 2025 loan discussed below.

In February 2025, the Company entered into an Agreement for the Purchase and Sales of Future Receipts (the "February 2025 loan") with a third party pursuant to which it sells $1.9 million of future receipts (the "Purchased Amount") in exchange for net proceeds of $1.3 million with origination fee of $0.1 million. Under the agreement, the Company agrees to pay the third party $49,000 weekly until the Purchased Amount has been collected. A portion of the net proceeds were used to pay off the September 2024 loan discussed above. In August 2025, the Company repaid in full the outstanding balance of $0.6 million and recognized debt extinguishments loss of $0.3 million as the Company entered into August 2025 loan discussed below.

In May 2025, the Company entered into an Agreement for the Purchase and Sales of Future Receipts (the "May 2025 loan") with a third party pursuant to which it sells $2.1 million of future receipts (the "Purchased Amount") in exchange for net proceeds of $1.5 million with origination fee of $0.1 million. Under the agreement, the Company agrees to pay the third party approximately $62,000 weekly until the Purchased Amount has been collected. A portion of the net proceeds were used to pay off the December 2024 loan discussed above. In October 2025, the Company repaid in full the outstanding balance of $0.6 million as the Company entered into October 29, 2025 loan discussed below.

In June 2025, the Company entered into an Agreement for the Future Receivables Sale and Purchase Agreement (the "June 2025 loan") with a third party pursuant to which it sold and assigned $1.0 million of future receipts (the "Purchased Amount") in exchange for net proceeds of $0.8 million with origination fee of $38,000. Under the agreement, the Company agrees to pay the third party approximately $51,000 thousand weekly until the Purchased Amount has been collected. In October 2025, the Company repaid in full the outstanding balance of principal and interest of approximately $0.3 million as the Company entered into October 1, 2025 loan discussed below.

In August 2025, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (the "August 2025 loan") with a third party pursuant to which it sold and assigned $1.9 million of future receipts (the "Purchased Amount") in exchange for net proceeds of $1.2 million with an origination fee of $0.1 million. Under the agreement, the Company agrees to pay the third party approximately $59,000 weekly until the Purchased Amount has been collected. A portion of the net proceeds were used to pay off the February 2025 loan. In October 2025, the Company repaid in full the outstanding balance of approximately $1.2 million as the Company entered into October 29, 2025 loan discussed below.

In September 2025, the Company entered into a Purchase of Future Receipts Agreement with a third party. It loaned principal amount of $141 thousand with financial charge of $65,000. Under the agreement, the Company agree to pay the third party approximately $11 thousand weekly. In January 2026, the Company repaid all balance in accordance with the agreement.

In October 2025, the Company entered into an Agreement for the Purchase and Sale of Future Receipts ("October 1, 2025 loan") with a third party pursuant to which it sold and assigned $0.9 million of future receipts (the "Purchase Amount") in exchange for net proceeds of $0.6 million net of origination fee of $34,000. Under the agreement, the Company agrees to pay the third party approximately $52,000 weekly until the Purchase Amount has been collected. A portion of the net proceeds were used to prepay June 2025 loan. In February 2026, the Company repaid all balance in accordance with the agreement.

In October 2025, the Company entered into an Agreement for the Purchase and Sale of Future Receipts ("October 29, 2025 loan") with a third party pursuant to which it sold and assigned $3.6 million of future receipts (the "Purchase Amount") in exchange for net proceeds of $2.3 million net of origination fee of $0.3 million. Under the agreement, the Company agrees to pay the third party approximately $94,000 weekly until the Purchase Amount has been collected. A portion of the net proceeds were used to prepay the May 2025 and August 2025 loan and the Company recognized debt extinguishment of $0.6 million. As of March 31, 2026, the outstanding balance of the loan was $1.0 million.

In December 2025, the Company entered into an Agreement for the Purchase and Sale of Future Receipts ("December 2025 loan") with a third party pursuant to which it sold and assigned $0.8 million of future receipts (the "Purchase Amount") in exchange for net proceeds of $0.5 million net of origination fee of $45,000. Under the agreement, the Company agrees to pay the third party approximately $54,000 weekly until the Purchase Amount has been collected. In February 2026, the Company repaid in full the outstanding balance as the Company entered into the February 2026 loan discussed below.

In February 2026, Emmaus Medical entered into a Sale of Future Receipts Agreement (the "February 2026 loan") with a third party pursuant to which it sold and assigned $1.7 million of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $1.1 million. Under the agreement, the Company agreed to pay the third party approximately $57,000 weekly for 30 weeks until the Purchase Amount has been collected. The portion of proceeds was used to pay December 2025 loan. As of March 2026, the outstanding balance of the loan was $0.9 million.

Except as otherwise indicated above, the net proceeds of the foregoing loans and other arrangements were used to augment the Company's working capital.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Warrant issued for services — On January 12, 2023, the Company granted two consultants to the Company five-year warrants to purchase up to 250,000 shares of common stock each at an exercise price of $0.50 a share. On January 27, 2023, the Company also granted a consulting company a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.47 a share. The warrants are subject to adjustment in the event of a stock split, reverse stock split and similar events. The fair value of the warrants was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based upon the market value of the common stock. The expected volatility was adjusted using the historical volatility of the common stock and the market price of comparable publicly traded securities. The warrants are classified as a liability. For the three months ended March 31, 2026 and 2025, the Company recorded the change in fair value of approximately $2,000 and $9,000, respectively, in the condensed consolidated statements of operations.

The following table presents the assumptions used to value the warrants:

	March 31, 2026	December 31, 2025
Stock price	$0.02	$0.01
Exercise price	$0.47-$0.50	$0.47-$0.50
Expected term	1.78-1.82 years	2.03-2.24 years
Risk-free rate	3.77%	3.48%
Dividend yield	—	—
Volatility	568.37%-575.98%	543.38%-548.72%

A summary of outstanding warrants as of March 31, 2026 and December 31, 2025 is presented below:

	March 31, 2026		December 31, 2025
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of year	1,000,000	$0.49	4,625,000	$0.81
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited and expired	—	—	(3,625,000)	0.90
Warrants outstanding, end of year	1,000,000	$0.49	1,000,000	$0.49
Warrant exercisable, end of year	1,000,000	$0.49	1,000,000	$0.49

As of March 31, 2026, the weighted-average remaining contractual life of outstanding warrants was 1.8 years.

Stock options— The Company's former 2011 Stock Incentive Plan permitted grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. Options granted under the 2011 Stock Incentive Plan generally expire ten years after grant. Options granted to directors vest in quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to continuous service with the Company. The 2011 Stock Incentive Plan expired in May 2021 and no further awards may be made under the Plan. As of March 31, 2026 and December 31, 2025, stock options to purchase up to 1,195,760 shares and 1,300,774 shares, respectively were outstanding under the 2011 Stock Incentive Plan.

The Company also had an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company could grant incentive stock options to selected employees including officers, non-employee consultants and non-employee directors. The Plan was terminated in September 2021. As of March 31, 2026 and December 31, 2025 stock options to purchase up to 243,824 shares and 243,968 shares were outstanding under the Amended and Restated 2012 Omnibus Incentive Plan.

On September 29, 2021, the Board of Directors of the Company adopted the Emmaus Life Sciences, Inc. 2021 Stock Incentive Plan upon the recommendation of the Compensation Committee of the Board. The 2021 Stock Incentive Plan was approved by stockholders on November 23, 2021. No more than 4,000,000 shares of common stock may be issued pursuant to awards under the 2021 Stock Incentive Plan. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the 2021 Stock Incentive Plan for stock splits, stock dividends, reverse stock splits, recapitalizations and other similar events. Options are granted under the 2021 Stock Incentive Plan are generally exercisable for ten years from the date of grant and vest and become exercisable with respect to the underlying shares over three years for employees, one year for non-employee directors and immediately for consultants. As of March 31, 2026 and December 31, 2025, stock options to purchase up to 3,120,000 shares were outstanding under the 2021 Stock Incentive Plan.

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

A summary of outstanding stock options as of March 31, 2026 and December 31, 2025 is presented below:

	March 31, 2026		December 31, 2025
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of year	4,664,742	$3.60	5,287,284	$3.54
Granted or deemed issued	—	—	50,000	$0.01
Exercised	—	—	—	—
Cancelled, forfeited and expired	(105,158)	4.88	(672,542)	2.88
Options outstanding, end of period	4,559,584	$3.57	4,664,742	$3.60
Options exercisable at end of period	4,559,584	$3.57	4,646,686	$3.60
Options available for future grant	880,000		880,000

During the three months ended March 31, 2026 and 2025, the Company recognized approximately $1,000 and $10,000, respectively of share-based compensation expense. As of March 31, 2026, there was no unrecognized share-based compensation expense related to unvested stock options.

NOTE 9 — INCOME TAX

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax income (loss) and other comprehensive loss.

For both the three months ended March 31, 2026 and 2025, the Company recorded an income tax provision of $4,000. The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The Company established a full valuation allowance against its federal and state deferred tax assets and there was no unrecognized tax benefit as of March 31, 2026 or December 31, 2025.

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

The lease expense during the three months ended March 31, 2026 and 2025 was approximately $90,000 and $249,000 respectively.

As of March 31, 2026, future minimum lease payments under the lease agreements were as follows (in thousands):

Amount
2026	$320
2027	509
2028	516
2029 and after	651
Total lease payments	1,996
Less: Interest	323
Current portion	349
Operating lease liabilities, less current portion	$1,324

As of March 31, 2026, the Company had an operating lease right-of-use asset of $0.7 million and lease liability of $1.7 million reflected on the condensed consolidated balance sheet. The weighted average remaining term of the Company’s leases as of March 31, 2026 was 3.9 years and the weighted-average discount rate was 10.4%.

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

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to loans from related parties outstanding at any time during the three months ended March 31, 2026 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding March 31, 2026	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid
Promissory note payable - related parties:
	Willis Lee(2)	12%	10/29/2020	On Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	On Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	On Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	On Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	On Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	On Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	On Demand	200	200	—	—
	Albert Niihara(3)	10%	4/4/2022	On Demand	101	110	9	3
	Willis Lee(2)	10%	4/14/2022	On Demand	45	45	—	—
	Albert Niihara(3)	10%	4/19/2022	On Demand	250	250	—	63
	Hope International Hospice, Inc.(1)	10%	5/25/2022	On Demand	40	40	—	—
	Dr. Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	12
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	6
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	42
	Hope International Hospice, Inc.(1)	10%	8/17/2022	On Demand	50	50	—	—
	Hope International Hospice, Inc.(1)	10%	10/20/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	On Demand	100	100	—	—
	Dr. Yutaka and Soomi Niihara(1)	10%	3/21/2023	On Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 months	350	350	—
				Total	$5,444	$5,453	$9	$126

(1)
Dr. Niihara, a former Director and former Chairman and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc.
(2)
Officer or director.
(3)
Albert Niihara is the son of Dr. Niihara.

The following table sets forth information relating to loans from related parties outstanding at any time during the year ended December 31, 2025:

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding December 31, 2025	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid
Promissory note payable - related parties:
	Willis Lee(2)	12%	10/29/2020	On Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	On Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	On Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	On Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	On Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	On Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	On Demand	200	200	—	—
	Albert Niihara(3)	10%	4/4/2022	On Demand	110	350	240	150
	Willis Lee(2)	10%	4/14/2022	On Demand	45	45	—	—
	Albert Niihara(3)	10%	4/19/2022	On Demand	250	250	—	35
	Hope International Hospice, Inc.(1)	10%	5/25/2022	On Demand	40	40	—	—
	Dr. Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	48
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	25
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	167
	Hope International Hospice, Inc.(1)	10%	8/17/2022	On Demand	50	50	—	—
	Hope International Hospice, Inc.(1)	10%	10/20/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	On Demand	100	100	—	—
	Dr. Yutaka and Soomi Niihara(1)	10%	3/21/2023	On Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 months	350	350	—
				Total	$5,453	$5,693	$240	$425

(1)
Dr. Niihara, a former Director and former Chairman and Chief Executive Officer of the Company, is also a director and the Chief Executive Officer of Hope International Hospice, Inc.
(2)
Officer or director.
(3)
Albert Niihara is the son of Dr. Niihara.

See Note 7 for more information on recent developments with respect to certain related-party loans.

See Notes 5, 6 and 11 for a discussion of the Company’s agreements with Telcon, which holds 4,147,491 shares of common stock of the Company, or approximately 5.9% of the common stock outstanding as of March 31, 2026. As of March 31, 2026, the Company held a Telcon convertible bond in the principal amount of KRW17.0 billion, or approximately $11.2 million, as discussed in Note 5.

NOTE 13 — SUBSEQUENT EVENTS

In April 2026, Telcon offset KRW3.8 billion, or approximately $2.6 million, against the principal amount of the Company's Telcon convertible bond and the Company released KRW297.1 million, or approximately $202,000, in cash proceeds to Telcon in satisfaction of the target shortfall for the year ended December 31, 2025.

On May 14, 2026, Company and NeoImmuneTech, Inc., or NIT, entered into a letter agreement confirming May 15, 2026 as the “Effective Date” under the License and Exclusive Distribution Agreement, or License Agreement, between the parties pursuant to which the Company has granted NIT an exclusive license to our rights to market, sell, and distribute Endari® and any generic equivalents the Company may develop in sickle cell disease, or the Field, in the U.S. and its territories and possessions and Canada, or the Territory, in exchange for an upfront cash payment, a double digit percentage royalty on NIT’s sales of the licensed products and a double digit percentage of any NIT sublicenses of rights to the products. The letter agreement amended the License Agreement in certain respects relating to the “transition period” between the Effective Date and May 31, 2026.

Concurrently with the Effective Date, the Exclusive Supply Agreement between the parties also became effective. Pursuant to the Exclusive Supply Agreement the Company agrees to supply exclusively to NIT, and NIT agrees, subject to certain exceptions, to purchase exclusively from the Company all NIT’s requirements for the products in the Field in the Territory at a purchase price based upon the cost of production plus a specified percentage margin,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following discussion, the terms, “we,” “us,” “our,” “Emmaus” or the “Company” refer to Emmaus Life Sciences, Inc. and its direct and indirect subsidiaries.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “Annual Report”).

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

Company Overview

Endari® was approved for marketing in the United Arab Emirates, or U.A.E, in Qatar, Kuwait, Bahrain, and Oman. Our application for marketing authorization in the Kingdom of Saudi Arabia, or KSA is pending. While the application is pending, the FDA approval of Endari® can be referenced to allow access to Endari® in the KSA on a named-patient basis. In January 2025, Endari® was afforded market exclusivity in the KSA by the KSA’s unified purchasing system which extends to all KSA government institutions, including hospitals under the Ministry of Health, Military Hospitals, the National Guard, the Security Forces, and King Faisal Specialty Hospitals and Research Centers.

Endari® is sold in the U.S. through our nonexclusive distributors and in the Middle East North Africa, or MENA, region through exclusive arrangements with local distributors. In December 2025, we entered into a License and Exclusive Distribution Agreement, or License Agreement, with NeoImmuneTech, Inc., or NIT, pursuant to which we granted NIT, subject to the occurrence of the "Effective Date" of the License Agreement, an exclusive license to our rights to market, sell, and distribute Endari® and any generic equivalents we may develop in sickle cell disease, or the Field, in the U.S. and its territories and possession and Canada, or the Territory, in exchange for an upfront cash payment, a double digit percentage royalty on NIT’s sales of the licensed products and a double digit percentage of any NIT sublicenses of rights to the products. Of the upfront payment, somewhat less than half was paid in cash upon execution of the License Agreement, with the balance payable in cash upon the “Effective Date” of the License Agreement. The upfront cash payment is refundable by us under certain circumstances described in the License Agreement. We agree in the License Agreement to use a portion of the upfront payment payable upon the Effective Date to subscribe to purchase shares of NIT capital stock.

In connection with the License Agreement, we and NIT recently entered into an Exclusive Supply Agreement pursuant to which we agree to supply exclusively to NIT, and NIT agrees, subject to the occurrence of the Effective Date of the License Agreement and certain exceptions, to purchase exclusively from us all NIT’s requirements for the Products in the Field in the Territory at a purchase price based upon our cost of production plus a specified double digit percentage margin.

Pending the Effective Date, NIT has hired selected members of our U.S. sales force and we have entered into a sales services agreement under which NIT renders to us sales and marketing services for Endari® in the Field in the Territory in exchange for our payment of quarterly fees in the low-to-mid six figures. We will continue to realize all revenues from sales of the Endari® in the Territory pending the Effective Date.

The Effective Date is subject to NIT’s obtaining the necessary regulatory approvals and licensing to sell and distribute the licensed products and other specified conditions, and there is no assurance that the Effective Date will occur. The License Agreement may be terminated by either party if the Effective Date does not occur by the October 1, 2026, subject to certain exceptions, in which case all rights to the licensed products will revert to us. Once the Effective Date occurs, the rights granted to NIT under the License Agreement will become nonexclusive if NIT fails to generate annual minimum sales of the licensed products in the low seven figures. Following the Effective Date, the License Agreement may be terminated by either party in the event of a breach by the other party and other specified events.

Under the License Agreement, each party is entitled to make improvements to the licensed products and to own their respective improvements, subject to the grant of appropriate cross-rights to any such improvements. We retain all rights in the licensed products outside the Field and outside the Territory.

If the Effective Date does not occur, we will consider alternative strategies for marketing and selling Endari® and any generic equivalents we may develop in the U.S. and other markets in the Territory. NIT has no experience is marketing brand name or generic pharmaceuticals in the U.S. or elsewhere, and if the Effective Date occurs there is no assurance that it will be able to successfully market and distribute Endari® or other licensed products.

For the foregoing reasons, our historical results of operations are unlikely to be an indication of our future performance.

Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. We have agreements in place with the nation’s leading distributors, as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide which are expected to be assigned and assumed by NIT in connection with the Effective Date of the License Agreement. Following the Effective Date of the License Agreement with NIT, our revenues from U.S. operations will depend upon sales of Endari® to NIT under the exclusive supply agreement and on royalties from NIT’s sales of Endari® in the Territory.

As of March 31, 2026, our accumulated deficit was $273.4 million, and we had cash and cash equivalents of $1.1 million. Until we can generate sufficient net revenues from Endari® sales or enter into one or more strategic transactions, our future cash requirements are expected to be financed through loans from related parties, third-party loans, public or private equity or debt financings or possible corporate collaboration and licensing arrangements. We are unable to predict if or when we may generate increased net revenues or accomplish strategic transactions.

Results of Operations:

Three months ended March 31, 2026 and 2025

Net Revenues. Net revenues decreased by $0.4 million, or 18%, to $2.0 million for the three months ended March 31, 2026, compared to $2.4 million for the three months ended March 31, 2025 mainly due to a decrease of U.S. sales, which management attributes to competition from a generic version of L-Glutamine oral powder introduced into U.S. market in mid-2024 as discussed below, partially offset by an increase of sales in the MENA region.

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

Cost of Goods Sold. Cost of goods sold decreased by $57,000 or 25%, to $168,000 for the three months ended March 31, 2026, compared to $225,000 for the three months ended March 31, 2025. The decrease was primarily due to the decrease in U.S sales discussed above.

Research and Development Expenses. Research and development expenses decreased by $136,000, or 77%, to $40,000 for the three months ended March 31, 2026, compared to $176,000 for the three months ended March 31, 2025 as the Company has ceased research and development activities in late 2024.

Selling Expenses. Selling expenses increased by $0.1 million, or 16%, to $0.7 million for the three months ended March 31, 2026, compared to $0.6 million for the three months ended March 31, 2025. The increase was due to an increase of $0.3 million in consulting fee partially offset by a decrease of payroll expense $0.2 million as we transferred our sales force to and entered into a sales service agreement with NIT as a part of exclusive distribution licensing agreement discussed above. The sales service agreement will be terminated upon the Effective Date, management expects the US selling expenses to decrease in the future.

General and Administrative Expenses. General and administrative expenses decreased by $0.5 million, or 21%, to $1.9 million for the three months ended March 31, 2026, compared to $2.3 million for the three months ended March 31, 2025. The decrease was due to decreases of $0.2 million in rent expenses attributable to the modification of office lease, $0.1 million in payroll expenses attributable to the reduction in headcount, $0.1 million in product testing fee, and $0.1 million in settlement fee.

Other Expense. Total other expenses increased by $1.2 million, or 86%, to $2.5 million for the three months ended March 31, 2026, compared to $1.3 million for the three months ended March 31, 2025. The increase was primarily due to increases of $0.9 million in interest expense and $0.2 million in change in fair value of conversion feature derivative.

Net Loss. Net loss was $3.3 million and $2.3 million for three months ended March 31, 2026 and 2025, respectively. The increase in 2026 was due to an increase in other expense partially offset by a decrease in loss from operations.

Liquidity and Capital Resources

Based on our losses to date, current liabilities and anticipated future net revenues, operating expenses and debt repayment obligations, and cash and cash equivalents of $1.1 million as of March 31, 2026, we do not have sufficient operating capital for our business without raising additional capital. We realized a net loss of $3.3 million for the three months ended March 31, 2026 and we may continue to incur net losses for the foreseeable future and until we can generate increased net revenues from Endari® sales. There is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability, or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations or accomplish a strategic transaction.

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

As of March 31, 2026, we had outstanding $13.5 million principal amount of convertible promissory notes and $10.8 million principal amount of other notes payable reflected in our current liabilities. Our minimum lease payment obligations were $1.7 million, of which $0.3 million was payable within 12 months.

Our API supply agreement with Telcon provides for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, Telcon may be entitled to payment of the shortfall or to offset the shortfall against the Telcon convertible bond and proceeds thereof that are pledged as collateral to secure our obligations. With our consent, in April 2025, Telcon offset KRW3.1 billion, or approximately $2.1 million, against the principal amount of the Telcon convertible bond and we released KRW49 million, or approximately $34,000, in cash proceeds to Telcon in satisfaction the target shortfall for the year ended 2024. In April 2026, Telcon offset KRW 3.8 billion, or approximately $2.6 million, against the principal amount of the Company's Telcon convertible bond and the Company released KRW297.1 million, or approximately $202,000, in cash proceeds to Telcon in satisfaction of the target shortfall for the year ended December 31, 2025.

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

Cash flows for the three months ended March 31, 2026 and March 31 2025

Net cash used in operating activities

Net cash used in operating activities increased by $0.6 million, or 223%, to $0.3 million for the three months ended March 31, 2026 from net cash provided in operating activities $0.3 million for the three months ended March 31, 2025. This increase was primarily due to an increase of net loss.

Net cash provided by investing activities

There was no investing activities in the three months ended March 31, 2026 and 2025.

Net cash used in financing activities

Net cash used in financing activities increased by $0.4 million, or 103%, to $0.7 million for the three months ended March 31, 2026 from $0.3 million for the three months ended March 31, 2026. The increase was mainly due to an increase in repayments of promissory notes and convertible notes.

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

Refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for our critical accounting policies. There have been no material changes in any of our critical accounting policies during the three months ended March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We implemented an integrated cloud-based enterprise resource planning system to manage our financial information and replace our outdated financial accounting systems and software. As a result of these actions, management has concluded that the certain material weaknesses identified in previous fiscal years have been remediated but that there continued to be material weaknesses in our internal control over financial reporting as of March 31, 2026. In particular, our finance and accounting department is not adequately staffed, which has sometimes resulted in not all policies and procedures being properly documented.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See “Risk Factors” section of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
10.1	Future Receivables Sale and Purchase Agreement with Breeze					*
10.2	Exclusive Supply Agreement entered into on March 2, 2026 between Emmaus Life Sciences, Inc. and NeoImmune Tech, Inc.					*
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Accounting Officer pursuant of Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

Emmaus Life Sciences, Inc.

Dated: May 15, 2026	By:	/s/ Willis C. Lee
	Name:	Willis C. Lee
	Its:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Hiroko Huynh
Name:	Hiroko Huynh
Its:	Chief Accounting Officer (Principal Financial Officer)