Form 10-Q
period 2026-06-30
Emmaus Life Sciences, Inc.
filed 2026-08-14
CIK 822370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The registrant had 70,188,263 shares of common stock, par value $0.001 per share, outstanding as of August 11, 2026.

EMMAUS LIFE SCIENCES, INC.

For the Quarterly Period Ended June 30, 2026

Item 1. Financial Statements

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	As of
	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,808	$2,127
Accounts receivable, net	709	2,804
Inventories, net	1,589	1,555
Prepaid expenses and other current assets	897	1,260
Total current assets	6,003	7,746
Property and equipment, net	86	113
Right of use assets	808	766
Investment in convertible bond	8,691	12,604
Investment in equity security	580	—
Other assets	202	207
Total assets	$16,370	$21,436
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,466	$22,615
Operating lease liabilities, current portion	390	348
Conversion feature derivative, notes payable	9	—
Other current liabilities	15,668	17,565
Warrant derivative liabilities	3	13
Notes payable, current portion, net of discount	6,154	8,019
Notes payable to related parties	3,093	3,132
Convertible notes payable, net of discount	17,333	17,380
Total current liabilities	66,116	69,072
Operating lease liabilities, less current portion	1,299	1,409
Other long-term liabilities	12,884	12,292
Notes payable to related parties, net of discount	2,247	2,271
Total liabilities	82,546	85,044
Commitments and contingent liabilities (Note 11)
STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001 per share, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 70,188,263 shares issued and outstanding at June 30, 2026 and December 31, 2025	70	70
Additional paid-in capital	225,988	225,987
Net loan receivable from EJ Holdings	(16,869)	(16,869)
Accumulated other comprehensive loss	(3,302)	(2,729)
Accumulated deficit	(272,063)	(270,067)
Total stockholders’ deficit	(66,176)	(63,608)
Total liabilities and stockholders’ deficit	$16,370	$21,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES, NET	$6,318	$2,817	$8,300	$5,223
COST OF GOODS SOLD	344	150	512	375
GROSS PROFIT	5,974	2,667	7,788	4,848
OPERATING EXPENSES
Research and development	116	56	156	232
Selling	493	674	1,240	1,320
General and administrative	1,574	2,307	3,424	4,646
Total operating expenses	2,183	3,037	4,820	6,198
INCOME (LOSS) FROM OPERATIONS	3,791	(370)	2,968	(1,350)
OTHER INCOME (EXPENSE)
Loss on debt extinguishment	—	(212)	(76)	(376)
Change in fair value of investments in equity security	(420)	—	(420)	—
Change in fair value of warrant derivative liabilities	12	4	10	(5)
Change in fair value of conversion feature derivative, notes payable	226	—	(9)	162
Realized loss on investment in convertible bond	(733)	(531)	(733)	(531)
Gain on lease modification	—	861	—	861
Foreign exchange gain (loss)	9	134	(121)	(18)
Interest and other income (net)	49	67	110	140
Interest expense	(1,596)	(1,678)	(3,722)	(2,934)
Total other expense	(2,453)	(1,355)	(4,961)	(2,701)
INCOME (LOSS) BEFORE INCOME TAXES	1,338	(1,725)	(1,993)	(4,051)
Income tax provision (benefit)	(1)	(590)	3	(586)
NET INCOME (LOSS)	1,339	(1,135)	(1,996)	(3,465)

COMPONENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on debt securities available for sale (net of tax)	(278)	3,715	(1,218)	3,909
Reclassification adjustment for loss included in net income (loss)	618	354	618	354
Foreign currency translation adjustments	5	(33)	27	(29)
Other comprehensive income (loss)	345	4,036	(573)	4,234
COMPREHENSIVE INCOME (LOSS)	1,684	$2,901	$(2,569)	$769
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.02	$(0.02)	$(0.03)	$(0.05)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.02	$(0.02)	$(0.03)	$(0.05)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING BASIC	70,188,263	63,865,571	70,188,263	63,865,571
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING DILUTED	120,537,248	63,865,571	70,188,263	63,865,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

(Unaudited)

	Common stock		Additional paid-in	Loan receivable from	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	EJ Holdings	income (loss)	deficit	deficit
Balance, January 1, 2026	70,188,263	$70	$225,987	$(16,869)	$(2,729)	$(270,067)	$(63,608)
Share-based compensation	—	—	1	—	—	—	1
Unrealized gain on debt securities available for sale (net of tax)	—	—	—	—	(940)	—	(940)
Foreign currency translation effect	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	(3,335)	(3,335)
Balance, March 31, 2026	70,188,263	70	225,988	(16,869)	(3,647)	(273,402)	(67,860)
Unrealized loss on debt securities available for sale (net of tax)	—	—	—	—	(278)	—	(278)
Reclassification of realized loss on investment in convertible bond included in net loss	—	—	—	—	618	—	618
Foreign currency translation effect	—	—	—	—	5	—	5
Net income	—	—	—	—	—	1,339	1,339
Balance, June 30, 2026	70,188,263	$70	$225,988	$(16,869)	$(3,302)	$(272,063)	$(66,176)

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

EMMAUS LIFE SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,996)	$(3,465)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	29	9
Inventory reserve adjustment	—	4
Amortization of discount of notes payable and convertible notes payable	278	227
Foreign exchange adjustments	(69)	211
Tax benefit recognized on unrealized gain on debt securities	—	(591)
Realized loss on investment in convertible bond	733	531
Loss on debt extinguishment	76	376
Gain on lease modification	—	(861)
Share-based compensation	1	9
Change in fair value of investments in equity security	420	—
Change in fair value of warrant derivative liabilities	(10)	5
Change in fair value of conversion feature derivative, notes payable	9	(162)
Net changes in operating assets and liabilities
Accounts receivable	2,095	552
Inventories	(35)	319
Prepaid expenses and other current assets	363	376
Other non-current assets	(42)	302
Accounts payable and accrued expenses	868	2,464
Other liabilities	(1,313)	(2,516)
Operating lease liabilities	(58)	(419)
Net cash flows provided (used) in operating activities	1,349	(2,629)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of convertible bond	2,580	2,172
Purchases of property and equipment	(2)	(1)
Purchase of equity security	(1,000)	—
Net cash flows provided by investing activities	1,578	2,171
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable issued	1,112	3,238
Payments of notes payable	(3,241)	(2,849)
Payments of notes payable, related party	(76)	(240)
Payments of convertible notes	(32)	(210)
Net cash flows used in financing activities	(2,237)	(61)
Effect of exchange rate changes on cash	(9)	15
Net increase (decrease) in cash and cash equivalents	681	(504)
Cash and cash equivalents, beginning of period	2,127	1,389
Cash and cash equivalents, end of period	$2,808	$885

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Interest paid	$1,520	$916
Income taxes paid	$2	$14
Equipment purchased but included in accounts payable	$—	$105

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMMAUS LIFE SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements of Emmaus Life Sciences, Inc., (“Emmaus”) and its direct and indirect consolidated subsidiaries (collectively, “we,” “our,” “us” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the basis that the Company will continue as a going concern. All significant intercompany transactions have been eliminated. The Company’s unaudited condensed consolidated interim financial statements contain adjustments, including normal recurring accruals necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows. The condensed consolidated interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026. The accompanying condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated balance sheet at December 31, 2025 contained in the Annual Report. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or any future interim period.

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

In December 2025, the Company entered into a License and Exclusive Distribution Agreement, or License Agreement, with NeoImmuneTech, Inc., or NIT, which became effective on May 15, 2026 (the "Effective Date"), pursuant to which the Company granted NIT, an exclusive license to the Company's rights to market, sell, and distribute Endari® and any generic equivalents the Company may develop in sickle cell disease, or the Field, in the U.S. and its territories and possessions and Canada, or the Territory, in exchange for an upfront cash payment, a double digit percentage royalty on NIT’s sales of the licensed products and a double digit percentage of any NIT sublicenses of rights to the products. The upfront cash payment is refundable by the Company under certain circumstances described in the License Agreement. The Company agreed in the License Agreement to use a portion of the upfront payment payable upon the Effective Date to subscribe to purchase shares of NIT capital stock.

In connection with the License Agreement, the Company and NIT entered into an Exclusive Supply Agreement, or Supply Agreement, pursuant to which the Company agrees to supply exclusively to NIT, and NIT agrees, subject to certain exceptions, to purchase exclusively from the Company all NIT’s requirements for the products in the Field in the Territory at a purchase price based upon the cost of production plus a specified double digit percentage margin.

Prior to the Effective Date, NIT hired selected members of the Company's U.S. sales force and the Company entered into a sales services agreement with NIT under which it rendered sales and marketing services for Endari® in the Field in the Territory in exchange for the payment of quarterly fees in the low-to-mid six figures. The Company continued to realize all revenues from sales of Endari® in the Territory pending the Effective Date.

Under the License Agreement, each party is entitled to make improvements to the licensed products and to own their respective improvements, subject to the grant of appropriate cross-rights to any such improvements. The Company retains all rights in the licensed products outside the Field and outside the Territory.

NIT has no experience in marketing brand name or generic pharmaceuticals in the U.S. or elsewhere, and there is no assurance that it will be able to successfully market and distribute Endari® or other licensed products.

For the foregoing reasons, the Company's historical results of operations are unlikely to be an indication of the future performance.

Endari® is reimbursable by the Centers for Medicare and Medicaid Services, and every state provides coverage for Endari® for outpatient prescriptions to all eligible Medicaid enrollees within their state Medicaid programs. Endari® is also reimbursable by many commercial payors. Prior to the Effective Date, the Company had agreements in place with the nation’s leading distributors, as well as physician group purchasing organizations and pharmacy benefits managers, making Endari® available at selected retail and specialty pharmacies nationwide some of which were assigned and assumed by NIT in connection with the Effective Date of the License Agreement. Following the Effective Date of the License Agreement with NIT, our revenues from U.S. operations will depend upon sales of Endari® to NIT under the Supply Agreement and on royalties from NIT’s sales of Endari® in the Territory.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Annual Report. There have been no material changes in these policies or their application except for updates to revenue recognition and investment in equity security accounting policies resulting from the execution of the licensing agreement with NIT.

Going concern — The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company incurred a net loss of $2.0 million for the six months ended June 30, 2026 and had a working capital deficit of $60.1 million as of June 30, 2026. The Company's existing cash balance and anticipated cash flow from operation are insufficient to fund its current obligations over the next 12 months from issuance date of these financial statement including working capital needs, current debt obligations and the expected operational costs relating to the commercialization of Endari® in the MENA region and elsewhere. To address the Company’s liquidity needs, the Company will need to restructure or refinance its existing indebtedness and raise additional funds through related-party loans, third-party loans, equity or debt financings or licensing or other strategic agreements. The Company has no understanding or arrangement for any restructuring, refinancing, or financing, and there can be no assurance that the Company will be able to restructure or refinance its existing indebtedness or obtain additional related-party or third-party loans or complete any additional equity or debt financings on favorable terms, or at all, or enter into licensing or other strategic arrangements. Because the Company's existing cash balance and anticipated cash flows cannot satisfy its current debt and ongoing obligations, combined with the uncommitted nature of the Company's financing plans, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date that these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of consolidation — The consolidated financial statements include the accounts of the Company and its EMI Holding, Inc. subsidiary, EMI Holding’s wholly‑owned subsidiary, Emmaus Medical Inc., and Emmaus Medical, Inc’s wholly‑owned subsidiaries. All significant intercompany transactions have been eliminated.

Estimates — Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include those relating to revenue recognition on product sales, the variables used to calculate the valuation of investment in convertible bond, stock options and warrants, and estimated accruals on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates under different assumptions or conditions. To the extent there are material differences between these estimates and actual results, the Company’s financial statements will be affected.

Revenue recognition — Since the Effective Date of the NIT License Agreement, the Company realizes ongoing net revenues primarily from sales of Endari® to NIT and royalties from NIT's sales of Endari® under the NIT Supply Agreement and the License Agreement and direct sales of Endari® to distributors in MENA region. NIT and the Company's distributors sell or resell Endari® to pharmacy and specialty pharmacy providers, health care providers, hospitals, and clinics. In addition to agreements with these distributors, prior to the Effective Date of the NIT License Agreement, the Company had contractual arrangements with specialty pharmacy providers, in-office dispensing providers, physician group purchasing organizations, pharmacy benefits managers and government entities that provide for government-mandated or privately negotiated rebates, chargebacks and discounts with respect to the purchase of Endari®. These various discounts, rebates, and chargebacks are referred to as “variable consideration.” Revenues from direct product sales are recorded net of variable consideration.

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

Sales Discounts: The Company provides its customers with prompt payment discounts and from time to time offers additional discounts for bulk orders that are recorded as a reduction of revenues in the period the revenues are recognized.

Product Returns: The Company offers distributors the right to return product purchased principally based upon (i) overstocks, (ii) inactive product or non-moving product due to market conditions, and (iii) expired products. Product return allowances are estimated and recorded at the time of sale.

Government Rebates: The Company is subject to discount obligations under state Medicaid programs and the Medicare Part D prescription drug coverage gap program. Management estimates Medicaid and Medicare Part D prescription drug coverage gap rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the period in which the related revenues are recognized, resulting in a reduction of product revenues and the establishment of a current liability that is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. The liability for these rebates consists primarily of estimates of claims expected to be received in future periods related to recognized revenues.

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

Under the Licensing Agreement with NIT, revenue is recognized in three primary streams: up-front fees, royalties and product supply.

Up Front Fee: The Company allocated the total transaction price under the License Agreement and the Supply Agreement to the Company's performance obligations thereunder based on the relative standalone selling prices. The performance obligations were determined to be (a) delivery of 3,000 cartons of Endari® free of charge at the Effective Date, and (b) combined performance obligation consisting of an exclusive license to commercialize Endari® in the Territory, the exclusive supply of Endari®, and ongoing regulatory support necessary to maintain commercialization right. Revenue associated with the 3,000 cartons was recognized when control, title and possession of the inventory transferred to NIT. Revenue for this combined obligation is recognized ratably over the estimated period of performance, which represents the Company's best estimate of the period over which the progress of satisfying the obligation occurs. Unearned upfront fees are reflected as deferred revenue on the condensed consolidated balance sheets.

Royalties: The Company recognizes sales-based royalty revenues when subsequent sales of the licensed product by NIT occur, in accordance with the ASC 606 royalty practical expedient, provided the underlying performance obligation has been satisfied or partially satisfied.

Product Supply: The Supply Agreement provides for the Company's exclusive commercial supply of Endari® to NIT. The Company assessed whether this exclusive supply option provides a material right to the licensee that it would not receive without entering into the contract. Because the pricing for the future exclusive product supply reflects standalone selling prices, the Company determined that the option does not provide a material right. Consequently, the exclusive future supply is not accounted for as a separate performance obligation at contract inception, but rather as a marketing option. Revenues from future exclusive product supply will be recognized at a point in time when control of Endari® transfers to NIT.

Accounts receivable — Accounts receivable balances are primarily attributable to product sales to distributors and other customers. Each reporting period, the Company evaluates the collectability of outstanding receivable balances and records an allowance for credit loss based on an estimate of current expected credit loss. The estimate is based on historical experience, customer creditworthiness, facts and circumstances specific to outstanding balances and payment terms. Provisions are made based upon a specific review of all significant outstanding invoices and the quality and age of those invoices. As of June 30, 2026 and December 31, 2025, the Company recorded no valuation allowances. The Company believes the credit risks associated with its customers are not significant.

Inventories — Inventories consist of raw materials, finished goods and work-in-process and are valued on a first‑in, first‑out basis at the lesser of cost or net realizable value. Work‑in‑process inventories consist of L‑glutamine for the Company’s products that has not yet been packaged and labeled for sale. Inventories are stated at the lower of cost or net realizable value. The Company periodically reviews its inventory and provides for potential obsolescence based on its assessment of market conditions and anticipated demand. Substantially all raw materials purchased during the six months ended June 30, 2026 and the year ended December 31, 2025 were supplied, directly or indirectly by one supplier.

Share‑based compensation — The Company recognizes compensation cost for share‑based compensation awards during the service term of the recipients of the share‑based awards. The fair value of share‑based compensation is calculated using the Black‑Scholes‑Merton pricing model. The Black‑Scholes‑Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of awards granted is calculated using the simplified method. The risk‑free rate selected to value any grant is based on the U.S. Treasury rate on the grant date that corresponds to the expected term of the award.

Investment in equity security — The Company has measured its investments in equity securities that do not result in consolidation and are not accounted for under the equity method at fair value and the change in fair value are reported in earnings for each reporting period. The Company uses quoted market prices to determine the fair value of equity securities with readily determinable fair value. Contractual lock up restrictions are considered entity-specific attributes under ASC 820 and do no adjust the fair value of the underlying equity security.

Investment in convertible bond — The Company has measured its investment in a convertible bond at fair value. The convertible bond is classified as available for sale and the changes in fair value are reported in other comprehensive income (loss) for each reporting period.

Financial instruments — Financial instruments included in the financial statements are comprised of cash and cash equivalents, investment in convertible bond, accounts receivable, warrant derivative liabilities, accounts payable, certain accrued liabilities, convertible notes payable, notes payable, conversion feature liabilities and other contingent liabilities.

Fair value measurements — The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in accordance with ASC 820. The Company measures fair value under a framework that provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

The investment in convertible bond and certain outstanding warrants that contain price adjustment provision are remeasured at fair value on a recurring basis using Level 3 inputs. The level 3 inputs in the valuation and valuation methods used are discussed in Note 5, 7 and 8. There are no other assets or liabilities measured at fair value on a recurring basis.

Derivative liability — The Company evaluates its financial instruments including convertible notes to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. The Company applies significant judgment to identify and evaluate terms and conditions in these contracts and agreements to determine whether embedded derivative exists. If all the requirements for bifurcation are met, embedded derivatives are separately measured from the host contract. Bifurcated embedded derivatives are initially recorded at fair value and then remeasure at each reporting period, with change in fair value recognized in the condensed consolidated statements of operations.

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

The following table presents the reconciliation of basic and diluted weighted-average share used in computing net income (loss) per share (in thousands, except share and per share).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income (loss) available to common stockholders	1,339	(1,135)	(1,996)	(3,465)
Add:
Interest expenses and change in fair value of conversion feature derivative, notes payable	486	—	—	—
Adjusted net income (loss) to compute diluted EPS	1,825	(1,135)	(1,996)	(3,465)
Denominator:
Weighted-average common shares outstanding - basic	70,188,263	63,865,571	70,188,263	63,865,571
Add:
Convertible notes	50,348,985	—	—	—
Weighted-average common shares - diluted	120,537,248	63,865,571	70,188,263	63,865,571
Net income (loss) per share - basic	0.02	(0.02)	(0.03)	(0.05)
Net income (loss) per share - diluted	0.02	(0.02)	(0.03)	(0.05)

The following shares were not included in diluted shares because the effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	4,011,276	4,640,812	4,291,523	4,687,246
Warrants	1,000,000	4,405,220	1,000,000	4,514,503
Convertible notes	—	39,558,571	50,348,985	39,558,571
Total anti-dilutive instrument	5,011,276	48,604,603	55,640,508	48,760,320

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

Prior period adjustment—The Company has revised the potential dilutive shares and the shares underlying note disclosure for the prior periods presented to reflect limitation under the agreements which includes beneficial ownership limitations associated with its convertible notes. This revision had no impact on previously reported net loss per share or any other line item within the condensed consolidated financial statements.

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

NOTE 3 — REVENUES, NET

Revenues, net by category were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Endari® - US	$6,001	95%	$2,323	83%	$7,377	89%	$4,378	84%
Endari® - International	295	5%	474	16%	878	11%	672	13%
Other	22	0%	20	1%	45	0%	173	3%
Revenues, net	6,318	100%	2,817	100%	8,300	100%	5,223	100%

The following table summarizes the revenue allowance and accrual activities for the six months ended June 30, 2026 and June 30, 2025 (in thousands):

	Trade Discounts, Allowances and Chargebacks	Government Rebates and Other Incentives	Returns	Total
Balance as of January 1, 2026	$1,029	$8,129	$178	$9,336
Provision related to sales in the current year	208	751	31	990
Adjustments related to prior period sales	(7)	(6)	—	(13)
Credits and payments made	(329)	(640)	—	(969)
Balance as of June 30, 2026	$901	$8,234	$209	$9,344

Balance as of January 1, 2025	$1,135	$6,812	$138	$8,085
Provision related to sales in the current year	390	1,595	55	2,040
Adjustments related to prior period sales	(2)	27	—	25
Credits and payments made	(566)	(980)	(93)	(1,639)
Balance as of June 30, 2025	$957	$7,454	$100	$8,511

The following table summarizes revenues attributable to each of the customers that accounted for 10% or more of our net revenues in any of the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	75%	—	57%	—
Customer B	4%	12%	6%	16%
Customer C	4%	15%	7%	28%
Customer D	3%	27%	6%	13%
Customer E	7%	17%	9%	16%
Customer F	—	14%	6%	8%

On June 15, 2017, the Company entered into a distributor agreement with Telcon RF Pharmaceutical, Inc., or Telcon, pursuant to which it granted Telcon exclusive rights to the Company’s prescription grade L-glutamine (“PGLG”) oral powder for the treatment of diverticulosis in South Korea, Japan and China in exchange for Telcon’s payment of a $10 million upfront fee and agreement to purchase from the Company specified minimum quantities of the PGLG. Telcon had the right to terminate the distributor agreement in certain circumstances for failure to obtain such product registrations, in which event the $10 million upfront fee would become repayable to Telcon. In January 2023, Telcon terminated the distributor agreement, and the upfront fee of $10 million is included in other current liabilities as of June 30, 2026 and December 31, 2025. See Notes 5, 6 and 11 for additional details of the Company's agreements with Telcon.

In December 2025, the Company entered into a license and exclusive distribution agreement to NIT in which the Company granted NIT an exclusive license to sell the Company's rights to market, sell, and distribute Endari® and any generic equivalents, or the Product in sickle cell disease in the U.S. and Canada. As the agreement became effective on May 15, 2026, the Company transferred 3,000 cartons of Endari®, and received remaining upfront fee, of which $4.6 million was recognized as Endari® - US revenues on the Effective Date and remaining balance will be amortized over 3 years. As of June 30, 2026, $1.2 million and $2.2 million of unearned revenue is included in other current liabilities and other long term liabilities, respectively. As of December 31, 2025, $3.0 million was included in unearned revenue in other current liabilities. The Company recognized royalty fee of approximately $148,000 as Endari® - US revenues for the three and six months ended June 30, 2026. No royalty fees were recognized for the three and six months ended June 30, 2025.

NOTE 4 — SELECTED FINANCIAL STATEMENT — ASSETS

Inventories consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Raw materials and components	$1,216	$1,264
Work-in-process	21	26
Finished goods	5,413	5,343
Inventory reserve	(5,061)	(5,078)
Total inventories	$1,589	$1,555

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Prepaid insurance	$394	$529
Prepaid expenses	198	372
Other current assets	305	359
Total prepaid expenses and other current assets	$897	$1,260

Property and equipment consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Equipment	$425	$423
Leasehold improvements	16	16
Furniture and fixtures	30	30
Total property and equipment	471	469
Less: accumulated depreciation	(385)	(356)
Total property and equipment, net	$86	$113

For the three months ended June 30, 2026 and 2025, depreciation expense was approximately $14,000 and $4,000, respectively. For the six months ended June 30, 2026 and 2025, depreciation expense was approximately $29,000 and $9,000, respectively.

NOTE 5 — INVESTMENTS

Investment in equity security - On June 10, 2026, the Company entered into a share subscription agreement with NIT pursuant to which the Company agreed to use $1,000,000 of upfront fee under the License Agreement to subscribe for newly issued shares of NIT, which are actively traded on the Korean Exchange. On June 18, 2026, NIT issued 136,792 shares of NIT to the Company. Under the agreement, these shares are contractually restricted from trading for one year from the issuance date. In June 2026, NIT undertook a stock split at rate of 5 for 1.

The Company accounts for this investment as an equity security with readily determinable fair value under ASC 321. The investment is carried at fair value in investment in equity security on the condensed consolidated balance sheet. As of June 30, 2026, the fair value of the investment was $0.6 million. For the three months ended June 30, 2026, the Company recognized an unrealized loss of $0.4 million included in the change in fair value of investment in equity security in the condensed consolidated statements of operations.

Investment in convertible bond - On September 28, 2020, the Company entered into a convertible bond purchase agreement pursuant to which it purchased at face value a convertible bond of Telcon in the principal amount of approximately $26.1 million which matures on October 16, 2030 and bears interest at the rate of 2.1% per year, payable quarterly. Beginning October 16, 2021, the Company became entitled on a quarterly basis to call for early redemption of all or any portion of the principal amount of the convertible bond. The convertible bond is convertible at the holder’s option at any time and from time to time into common shares of Telcon at an initial conversion price of KRW9,232, or approximately US$8.00 per share. The initial conversion price is subject to downward adjustment on a monthly basis based on the volume-weighted average market price of Telcon shares as reported on Korean Securities Dealers Automated Quotations Market and in the event of the issuance of Telcon shares or share equivalents at a price below the market price of Telcon shares and to customary antidilution adjustments upon a merger or similar reorganization of Telcon or a stock split, reverse stock split, stock dividend or similar event. On December 30, 2024, Telcon undertook a reverse stock split at a rate of 1-for-10. On August 5, 2025 Telcon issued new shares below under market price and on August 25, 2025, Telcon issued a bonus issue with the issue price deemed to be KRW zero, triggered a conversion price adjustment. On June 6, 2026, Telcon undertook capital reduction, which resulted in a tenfold reduction in the conversion price. The conversion price as of June 30, 2026 is set forth in the “Investment in convertible bond” table below. The convertible bond and any proceeds therefrom, including proceeds from any exercise of the early redemption right described above or the call option described below, are pledged as collateral to secure the Company’s obligations under the revised API Supply Agreement with Telcon described in Notes 6 and 11.

Concurrently with the purchase of the convertible bond, the Company entered into an agreement dated September 28, 2020 with Telcon pursuant to which Telcon or its designee is entitled to repurchase, at par, up to 50% of the principal amount of the convertible bond at any time and from time to time commencing October 16, 2021 and prior to maturity.

The investment in convertible bond is classified as an available for sale security since management does not have intention to trade nor held until maturity, and measured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value recorded in other comprehensive loss. The fair value of, and any changes in fair value of, the convertible bond are determined using a binomial lattice model. The model produces an estimated fair value based on changes in the price of the underlying common stock over successive periods of time.

The revised API agreement with Telcon described in Note 6 provides for target annual revenue of more than $5 million and annual “profit” (i.e., sales margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement.

In April 2025, Telcon offset KRW3.1 billion, or approximately $2.1 million, against the principal amount of the Telcon convertible bond and the Company released KRW49 million, or approximately $34,000, in cash proceeds to Telcon in satisfaction of the target shortfall for the year ended 2024. As a result, the Company realized a net loss on investment in convertible bond of $531,000, which previously was classified as unrealized gain on debt securities available-for-sale in the other comprehensive loss

In April 2026, Telcon offset KRW3.8 billion, or approximately $2.6 million, against the principal amount of the Telcon convertible bond and the Company released KRW 1,281 million, or approximately $870,000, in cash proceeds to Telcon in satisfaction of the target shortfall for the year ended 2025. As a result, the Company realized a net loss on investment in convertible bond of $733,000, which previously was classified as unrealized gain on debt securities available-for-sale in the other comprehensive loss.

The following table sets forth the fair value as of June 30, 2026 and December 31, 2025, and the change in fair value in the six months ended June 30, 2026 (in thousands):

Investment in convertible bond	June 30, 2026	December 31, 2025
Balance, beginning of period	$12,604	$15,037
Sales of convertible bond	(2,580)	(2,172)
Net loss on investment in convertible bond	(115)	(177)
Change in fair value included in the statement of other comprehensive loss	(1,218)	(84)
Balance, end of period	$8,691	$12,604

The fair values as of June 30, 2026 and December 31, 2025 were based upon following assumptions:

	June 30, 2026	December 31, 2025
Principal outstanding (South Korean won)	KRW 13.2 billion	KRW 17.0 billion
Stock price	KRW 2,425	KRW 917
Expected life (in years)	4.30	4.79
Selected yield	18.00%	13.50%
Expected volatility (Telcon common stock)	74.71%	67.04%
Risk-free interest rate (South Korea government bond)	3.88%	3.21%
Expected dividend yield	—	—
Conversion price	KRW3,465(US$2.25)	KRW1,000(US$0.69)

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

On December 28, 2023, the Company sold and assigned its EJ Holdings shares at its original cost of JPY3.6 million or US$25,304 to Niihara International, Inc., which was formed by Yutaka Niihara, M.D., Ph. D., former Chairman and Chief Executive Officer of the Company and a principal stockholder of the Company. In January 2024, JIP also sold their EJ Holdings' capital share to Niihara International, Inc. In connection with the sale and assignment, the Company derecognized its investment in EJ Holdings, including $1.5 million of currency translation adjustments recorded in other comprehensive loss. As of June 30, 2026 and December 31, 2025, the face amount of the loan receivable from EJ Holdings was $25.8 million, which was reflected in $16.9 million of net loan receivable from EJ Holdings as contra-equity on the condensed consolidated balance sheets.

NOTE 6 — SELECTED FINANCIAL STATEMENT - LIABILITIES

Accounts payable and accrued expenses consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026	As of December 31, 2025
Accounts payable:
Clinical and regulatory expenses	$409	$565
Professional fees	501	927
Selling expenses	2,028	1,721
Manufacturing costs	191	1,466
Non-employee director compensation	1,011	1,018
Other vendors	208	282
Total accounts payable	4,348	5,979
Accrued interest payable, related parties	1,652	1,474
Accrued interest payable	7,522	5,841
Accrued expenses:
Payroll expenses	346	452
Government rebates and other rebates	9,342	8,538
Other accrued expenses	256	331
Total accrued expenses	9,944	9,321
Total accounts payable and accrued expenses	$23,466	$22,615

Other current liabilities consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026	As of December 31, 2025
Trade discount	$3,300	$3,190
Unearned revenue (a)	11,197	13,000
Other current liabilities	1,171	1,375
Total other current liabilities	$15,668	$17,565

(a) Refer to Note 3 for further information.

Other long-term liabilities consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026	As of December 31, 2025
Trade discount	$10,580	$12,239
Unearned Revenue	2,244	—
Other long-term liabilities	60	53
Total other long-term liabilities	$12,884	$12,292

On June 12, 2017, the Company entered into an API Supply Agreement with Telcon pursuant to which Telcon advanced to the Company approximately $31.8 million as an advance trade discount in consideration of the Company’s agreement to purchase from Telcon the Company’s estimated annual target for bulk containers of PGLG. On July 12, 2017, the Company entered into a raw material supply agreement with Telcon which revised certain items of the API Supply Agreement (the “revised API Agreement”). The Company did not purchase PGLG from Telcon for six months ended June 30, 2026 and 2025. $6,000 and $1.1 million of accounts payable were included in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. The revised API Agreement provided for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, which management refers to as a “target shortfall,” Telcon may be entitled to payment of the target shortfall or to settle the target shortfall by exchange of principal and interest on the Telcon convertible bond and proceeds thereof that are pledged as collateral to secure the Company’s obligations under the API Supply Agreement and the revised API Agreement. See Note 5 for information regarding the settlement of the target shortfall.

NOTE 7 — NOTES PAYABLE

Notes payable consisted of the following at June 30, 2026 and December 31, 2025 (in thousands except for number of underlying shares):

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding June 30, 2026	Unamortized Discount June 30, 2026	Capitalized amount June 30, 2026	Carrying Amount June 30, 2026	Shares Underlying Notes June 30, 2026
Notes payable
2013	10%	Due on demand	—		$616	$—	$—	$616	—
2022	10% - 12%	Due on demand	—		496	—	—	496	—
2023	11%	Due on demand	—		2,926	—	—	2,926	—
2024	30%	Due on demand	—		1,400	—	—	1,400	—
2025	44% - 53%	18-37 weeks	—		315	6	—	309	—
2026	49%	30 weeks	—		423	16	—	407	—
					$6,176	$22	$—	$6,154	—
		Current			$6,176	$22	$—	$6,154	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	—	100	—
2021	12%	Due on demand	—		700	—	—	700	—
2022	10%-12%	Due on demand - 5 years	—		4,000	37	—	3,963	—
2023	10%-60%	Due on demand	—		577	—	—	577	—
					$5,377	$37	$—	$5,340	—
		Current			$3,093	$—	$—	$3,093	—
		Non-current			$2,284	$37	$—	$2,247	—
Convertible notes payable
2021	10%	Due on Demand	$0.01		685	—	—	685	18,038,735
2023	13%	Due on Demand	$10.00	(a)	3,150	—	—	3,150	471,941
2023	10%	Due on Demand	$0.29		1,000	—	—	1,000	3,448,275
2024	12%	Due on Demand	$0.01		8,598	—	3,900	12,498	28,861,975
					$13,433	$—	$3,900	$17,333	50,820,926
		Current			$13,433	$—	$3,900	$17,333	50,820,926
		Grand Total			$24,986	$59	$3,900	$28,827	50,820,926

Year Issued	Interest Rate Range	Term of Notes	Conversion Price		Principal Outstanding December 31, 2025	Unamortized Discount December 31, 2025	Capitalized amount December 31, 2025	Carrying Amount December 31, 2025	Shares Underlying Notes December 31, 2025
Notes payable
2013	10%	Due on demand	—		$638	$—	$—	$638	—
2022	10% - 12%	Due on demand	—		505	—	—	505	—
2023	11%	Due on demand	—		3,093	—	—	3,093	—
2024	30%	Due on demand	—		1,400	—	—	1,400	—
2025	44% - 59%	18-37 weeks	—		2,574	191	—	2,383	—
					$8,210	$191	$—	$8,019	—
		Current			$8,210	$191	$—	$8,019	—
Notes payable - related parties
2020	12%	Due on demand	—		100	—	—	100	—
2021	12%	Due on demand	—		700	—	—	700	—
2022	10%-12%	Due on demand - 5 years	—		4,076	50	—	4,026	—
2023	10%-60%	Due on demand	—		577	—	—	577	—
					$5,453	$50	$—	$5,403	—
		Current			$3,132	$—	$—	$3,132	—
		Non-current			$2,321	$50	$—	$2,271	—
Convertible notes payable
2021	10%	Due on Demand	$0.01		685	—	—	685	18,038,735
2023	13%	Due on Demand	$10.00	(a)	3,150	—	—	3,150	419,338
2023	10%	Due on Demand	$0.29		1,000	—	—	1,000	3,448,275
2024	12%	Due on Demand	$0.01		8,630	—	3,915	12,545	28,861,975
					$13,465	$—	$3,915	$17,380	50,768,323
		Current			$13,465	$—	$3,915	$17,380	50,768,323
		Grand Total			$27,128	$241	$3,915	$30,802	50,768,323

(a) This note is convertible into shares of EMI Holding, Inc., a wholly owned subsidiary of Emmaus Life Sciences, Inc.

The weighted-average stated annual interest rate of notes payable was 13% and 15% as of June 30, 2026 and December 31, 2025, respectively. The weighted-average effective annual interest rate of notes payable as of June 30, 2026 and December 31, 2025 was 14% and 18%, respectively, after giving effect to discounts relating to warrants and deferred financing costs relating to the notes.

As of June 30, 2026, future contractual principal payments due on notes payable were as follows (in thousands):

Year Ending
2026	$22,702
2027	2,284
2028	—
2029	—
2030	—
Total	$24,986

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

The convertible promissory notes bear interest at the rate of 2% per year (10% in case of default), payable semi-annually on the last business day of August and January of each year and matured on the 3rd anniversary of the original issue date. The convertible promissory notes are prepayable in whole or in part at the election of the holders. The convertible promissory notes are general, unsecured obligations of the Company. For the six months ended June 30, 2026 and 2025, the Company repaid $32,000 and $150,000, respectively of the convertible promissory notes. As of June 30, 2026, the conversion price was $0.01 per share.

In February and March 2024, the Company entered into Exchange Agreements (the "Exchange Notes") with certain convertible notes holders pursuant to which it issued total of $11.1 million principal amount of convertible promissory notes of the Company due one year from issuance of the Exchange Notes in exchange for the surrender for cancellation and satisfaction in full of a like principal amount of our outstanding convertible promissory notes due in 2024. The surrendered notes bore interest at the annual rate of 2%, payable semi-annually, and were convertible at the election of the holder into shares of the Company's common stock at the conversion rate of $0.13 per share. The Exchange Notes bear interest at the annual rate of 10% and were convertible into shares of the Company’s common stock at an initial conversion price of $0.13 per share, subject to decrease, but not increase, at the end of each three-month period from issuance to equal the VWAP (as defined) of the Company’s common stock and to adjustment in the event of a stock split, reverse stock split and similar events. The principal amount of and accrued interest on the Exchange Notes will be payable in two equal semi-annual installments. No additional consideration was paid in connection with the exchange. The convertible promissory notes are general, unsecured obligations of the Company. In December 2025, the Company entered into Exchange Agreement with a convertible note holder to which it agreed to issue 6,322,692 shares of the Company's stock in exchange of $2.4 million principal amount of the holder's convertible note. Management accounted for this transaction as troubled debt restructuring under ASC 470-60 since the Company was experiencing financial difficulty and the effective borrowing rate on the new debt is less than the effective borrowing rate on the original debt. As a result, the Company recognized fair value of equity approximately $72,000 in additional paid in capital and deferred recognizing $2.4 million gain on restructured debt until the note is fully settled. As of June 30, 2026, $8.6 million principal amount of the Exchange Notes was due and payable on demand.

The conversion feature of the original convertible promissory notes and the Exchange Notes is separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in the fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. As of March 31, 2025, the convertible promissory note became due. The intrinsic value of conversion feature is calculated as the difference between the market value and the conversion price, multiplied by the underlying shares.

The following table sets forth the fair value of the conversion feature liability as of June 30, 2026 and December 31, 2025 (in thousands):

Conversion feature liability	June 30, 2026	December 31, 2025
Balance, beginning of period	$—	$162
Change in fair value included in the statement of operations	9	(162)
Balance, end of period	$9	$—

In September 2023, Smart Start Investments Limited, of which Wei Peu Zen, a director of the Company, is a director and shareholder, loaned the Company the principal amount of $1 million in exchange for a convertible promissory note of the Company. The convertible promissory note was due on September 5, 2024, bears interest at the annual rate of 10%, payable at maturity, and is convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $0.29 a share, subject to adjustment in the event of a stock split, reverse stock split or similar event. On March 5, 2024, the conversion feature of the convertible promissory note no longer met the scope exception in ASC 815-10-15-74 as the investors' Rule 144(d) holding period for the Company had ended and was separately accounted for at fair value as a derivative liability that is remeasured at fair value on a recurring basis using Level 3 inputs, with any changes in fair value of the conversion feature liability recorded in the condensed consolidated statements of operations. In September 2024, the convertible promissory note became due. As of June 30, 2026, the conversion price exceeded stock price and, therefore, the fair value of conversion feature was determined to be zero.

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

In September 2024, Emmaus Medical entered into Sale of Future Receipts Agreement (the "September 2024 loan") with a third party pursuant to which it sold and assigned $1.3 million of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $0.8 million. Under the agreement, the Company agreed to pay the third party $35,000 weekly for 10 weeks and $41,000 weekly thereafter until the Purchase Amount has been collected. In February 2025, the Company repaid in full the outstanding balance of $0.3 million and recognized debt extinguishment loss of $0.2 million as the Company entered into February 2025 loan discussed below.

In December 2024, Emmaus Medical entered into Sale of Future Receipts Agreement (the "December 2024 loan") with a third party pursuant to which it sold and assigned $1.5 million of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $0.9 million. Under the agreement, the Company agreed to pay the third party $43,000 weekly until the Purchase Amount has been collected. In May 2025, the Company repaid in full the outstanding balance of $0.4 million and recognized debt extinguishments loss of $0.2 million as the Company entered into May 2025 loan discussed below.

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

In September 2025, the Company entered into a Purchase of Future Receipts Agreement with a third party. It loaned principal amount of $141 thousand with financial charge of $65,000. Under the agreement, the Company agreed to pay the third party approximately $11 thousand weekly. In January 2026, the Company repaid all balance in accordance with the agreement.

In October 2025, the Company entered into an Agreement for the Purchase and Sale of Future Receipts ("October 1, 2025 loan") with a third party pursuant to which it sold and assigned $0.9 million of future receipts (the "Purchase Amount") in exchange for net proceeds of $0.6 million net of origination fee of $34,000. Under the agreement, the Company agrees to pay the third party approximately $52,000 weekly until the Purchase Amount has been collected. A portion of the net proceeds were used to prepay the June 2025 loan. In February 2026, the Company repaid all balance in accordance with the agreement.

In October 2025, the Company entered into an Agreement for the Purchase and Sale of Future Receipts ("October 29, 2025 loan") with a third party pursuant to which it sold and assigned $3.6 million of future receipts (the "Purchase Amount") in exchange for net proceeds of $2.3 million net of origination fee of $0.3 million. Under the agreement, the Company agrees to pay the third party approximately $94,000 weekly until the Purchase Amount has been collected. A portion of the net proceeds were used to prepay the May 2025 and August 2025 loan and the Company recognized debt extinguishment of $0.6 million. As of June 30, 2026, the outstanding balance of the loan was $0.3 million.

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

In February 2026, Emmaus Medical entered into a Sale of Future Receipts Agreement (the "February 2026 loan") with a third party pursuant to which it sold and assigned $1.7 million of future receipts (the "Purchased Amount") in exchange for net cash proceeds of $1.1 million. Under the agreement, the Company agreed to pay the third party approximately $57,000 weekly for 30 weeks until the Purchase Amount has been collected. A portion of the proceeds was used to repay the December 2025 loan. As of June 2026, the outstanding balance of the loan was $0.5 million.

Except as otherwise indicated above, the net proceeds of the foregoing loans and other arrangements were used to augment the Company's working capital.

NOTE 8 — STOCKHOLDERS’ DEFICIT

Warrant issued for services — On January 12, 2023, the Company granted two consultants to the Company five-year warrants to purchase up to 250,000 shares of common stock each at an exercise price of $0.50 a share. On January 27, 2023, the Company also granted a consulting company a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.47 a share. The warrants are subject to adjustment in the event of a stock split, reverse stock split and similar events. The fair value of the warrants was determined using the Black-Scholes Merton option pricing model. The fair value of the underlying shares was determined based upon the market value of the common stock. The expected volatility was adjusted using the historical volatility of the common stock and the market price of comparable publicly traded securities. The warrants are classified as a liability. For the three months ended June 30, 2026 and 2025, the Company recorded the change in fair value of approximately $12,000 and $4,000, respectively, and for the six months ended June 30, 2026 and 2025, the Company recorded the change in fair value of approximately $10,000 and ($5,000), respectively, in the condensed consolidated statements of operations.

The following table presents the assumptions used to value the warrants:

	June 30, 2026	December 31, 2025
Stock price	$0.01	$0.01
Exercise price	$0.47-$0.50	$0.47-$0.50
Expected term	1.53-1.58 years	2.03-2.24 years
Risk-free rate	4.07%	3.48%
Dividend yield	—	—
Volatility	190.8%-208.43%	543.38%-548.72%

A summary of outstanding warrants as of June 30, 2026 and December 31, 2025 is presented below:

	June 30, 2026		December 31, 2025
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding, beginning of year	1,000,000	$0.49	4,625,000	$0.81
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled, forfeited and expired	—	—	(3,625,000)	0.90
Warrants outstanding, end of year	1,000,000	$0.49	1,000,000	$0.49
Warrant exercisable, end of year	1,000,000	$0.49	1,000,000	$0.49

As of June 30, 2026, the weighted-average remaining contractual life of outstanding warrants was 1.6 years.

Stock options— The Company's former 2011 Stock Incentive Plan permitted grants of incentive stock options to employees, including executive officers, and other share-based awards such as stock appreciation rights, restricted stock, stock units, stock bonus and unrestricted stock awards to employees, directors, and consultants for up to 9,000,000 shares of common stock. Options granted under the 2011 Stock Incentive Plan generally expire ten years after grant. Options granted to directors vest in quarterly installments and all other option grants vest over a minimum period of three years, in each case, subject to continuous service with the Company. The 2011 Stock Incentive Plan expired in May 2021 and no further awards may be made under the Plan. As of June 30, 2026 and December 31, 2025, stock options to purchase up to 238,031 shares and 1,300,774 shares, respectively were outstanding under the 2011 Stock Incentive Plan.

The Company also had an Amended and Restated 2012 Omnibus Incentive Compensation Plan under which the Company could grant incentive stock options to selected employees including officers, non-employee consultants and non-employee directors. The Plan was terminated in September 2021. As of June 30, 2026 and December 31, 2025 stock options to purchase up to 242,742 shares and 243,968 shares were outstanding under the Amended and Restated 2012 Omnibus Incentive Plan.

On September 29, 2021, the Board of Directors of the Company adopted the Emmaus Life Sciences, Inc. 2021 Stock Incentive Plan upon the recommendation of the Compensation Committee of the Board. The 2021 Stock Incentive Plan was approved by stockholders on November 23, 2021. No more than 4,000,000 shares of common stock may be issued pursuant to awards under the 2021 Stock Incentive Plan. The number of shares available for awards, as well as the terms of outstanding awards, is subject to adjustment as provided in the 2021 Stock Incentive Plan for stock splits, stock dividends, reverse stock splits, recapitalizations and other similar events. Options granted under the 2021 Stock Incentive Plan are generally exercisable for ten years from the date of grant and vest and become exercisable with respect to the underlying shares over three years for employees, one year for non-employee directors and immediately for consultants. As of June 30, 2026 and December 31, 2025, stock options to purchase up to 3,120,000 shares were outstanding under the 2021 Stock Incentive Plan.

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

A summary of outstanding stock options as of June 30, 2026 and December 31, 2025 is presented below:

	June 30, 2026		December 31, 2025
	Number of Options	Weighted‑ Average Exercise Price	Number of Options	Weighted‑ Average Exercise Price
Options outstanding, beginning of year	4,664,742	$3.60	5,287,284	$3.54
Granted or deemed issued	—	—	50,000	$0.01
Exercised	—	—	—	—
Cancelled, forfeited and expired	(1,063,969)	4.80	(672,542)	2.88
Options outstanding, end of period	3,600,773	$3.24	4,664,742	$3.60
Options exercisable at end of period	3,600,773	$3.24	4,646,686	$3.60
Options available for future grant	880,000		880,000

During the three months ended June 30, 2026 and 2025, the Company recognized none and ($1,000), respectively of share-based compensation expense. During the six months ended June 30, 2026 and June 30, 2025, the Company recognized approximately $1,000 and $9,000, respectively, of share-based compensation expense. As of June 30, 2026, there was no unrecognized share-based compensation expense related to unvested stock options.

NOTE 9 — INCOME TAX

The quarterly provision for or benefit from income taxes is computed based upon the estimated annual effective tax rate and the year-to-date pre-tax income (loss) and other comprehensive loss.

For both the three months ended June 30, 2026 and June 30, 2025, the Company recorded an income tax benefit of $1,000 and $590,000, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company recorded an income tax provision $3,000 and an income tax benefit $586,000, respectively. The Company did not record a provision for federal income tax due to its net operating loss carryforwards. The Company established a full valuation allowance against its federal and state deferred tax assets and there was no unrecognized tax benefit as of June 30, 2026 or December 31, 2025.

NOTE 10 — LEASES

Operating leases — The Company leases its office space under operating leases with unrelated entities.

Prior to November 2024, the Company leased 21,293 square feet of office space for its headquarters in Torrance, California, at a base rental of $90,069 per month pursuant to a lease, as amended, which was scheduled to expire on September 30, 2026. In November 2024, the lease was amended to, among other things, reduce the leased space to 4,639 square feet at a base rental of $18,556 per month and to provide for the upfront payment of approximately $58,483 to fund the cost of demising work on the former leased space. The amended lease became effective on April 2, 2025 and will expire on April 1, 2030. In addition, the Company leases 1,163 square feet of office space in Dubai, United Arab Emirates, which the lease expired on June 19, 2026. The Company renewed the lease for additional three years.

The lease expense during the three months ended June 30, 2026 and 2025 was approximately $103,000 and $97,000 respectively, and during the six months ended June 30, 2026 and June 30, 2025 was approximately $193,000 and $346,000, respectively.

As of June 30, 2026, future minimum lease payments under the lease agreements were as follows (in thousands):

Amount
2026	$273
2027	551
2028	560
2029 and after	669
Total lease payments	2,053
Less: Interest	364
Current portion	390
Operating lease liabilities, less current portion	$1,299

As of June 30, 2026, the Company had an operating lease right-of-use asset of $0.8 million and lease liability of $1.7 million reflected on the condensed consolidated balance sheet. The weighted average remaining term of the Company’s leases as of June 30, 2026 was 3.6 years and the weighted-average discount rate was 10.6%.

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

NOTE 12 — RELATED PARTY TRANSACTIONS

The following table sets forth information relating to loans from related parties outstanding at any time during the six months ended June 30, 2026 (in thousands):

Class	Lender	Interest Rate	Date of Loan	Term of Loan	Principal Amount Outstanding June 30, 2026	Highest Principal Outstanding	Amount of Principal Repaid or Converted into Stock	Amount of Interest Paid
Promissory note payable - related parties:
	Willis Lee(2)	12%	10/29/2020	On Demand	100	100	—	—
	Soomi Niihara(1)	12%	12/7/2021	On Demand	700	700	—	—
	Hope International Hospice, Inc.(1)	10%	2/9/2022	On Demand	350	350	—	—
	Hope International Hospice, Inc.(1)	10%	2/15/2022	On Demand	210	210	—	—
	Soomi Niihara(1)	10%	2/15/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	12%	3/15/2022	On Demand	150	150	—	—
	Hope International Hospice, Inc.(1)	12%	3/30/2022	On Demand	150	150	—	—
	Wei Peu Zen(2)	10%	3/31/2022	On Demand	200	200	—	—
	Albert Niihara(3)	10%	4/4/2022	On Demand	34	110	76	5
	Willis Lee(2)	10%	4/14/2022	On Demand	45	45	—	—
	Albert Niihara(3)	10%	4/19/2022	On Demand	250	250	—	70
	Hope International Hospice, Inc.(1)	10%	5/25/2022	On Demand	40	40	—	—
	Dr. Yutaka and Soomi Niihara(1)	12%	7/27/2022	5 years	402	402	—	24
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	250	250	—	13
	Dr. Yutaka and Soomi Niihara(1)	10%	8/16/2022	5 years	1,669	1,669	—	83
	Hope International Hospice, Inc.(1)	10%	8/17/2022	On Demand	50	50	—	—
	Hope International Hospice, Inc.(1)	10%	10/20/2022	On Demand	100	100	—	—
	Hope International Hospice, Inc.(1)	10%	3/17/2023	On Demand	100	100	—	—
	Dr. Yutaka and Soomi Niihara(1)	10%	3/21/2023	On Demand	127	127	—	—
	Wei Peu Zen(2)	60%	12/1/2023	2 months	350	350	—	—
				Total	$5,377	$5,453	$76	$195

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

See Notes 5, 6 and 11 for a discussion of the Company’s agreements with Telcon, which holds 4,147,491 shares of common stock of the Company, or approximately 5.9% of the common stock outstanding as of June 30, 2026. As of June 30, 2026, the Company held a Telcon convertible bond in the principal amount of KRW13.2 billion, or approximately $8.6 million, as discussed in Note 5.

NOTE 13 — SUBSEQUENT EVENTS

The Company has evaluated events through August 14, 2026, the date the financial statements are available for issuance. There were no material recognized or nonrecognized subsequent events during this period that required adjustment to, or disclosure in, the financial statements.

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

Endari® is sold in the U.S. through our nonexclusive distributors and in the Middle East North Africa, or MENA, region through exclusive arrangements with local distributors. In December 2025, we entered into a License and Exclusive Distribution Agreement, or License Agreement, with NeoImmuneTech, Inc., or NIT, pursuant to which we granted NIT on the "Effective Date" of May 15, 2026 an exclusive license to our rights to market, sell, and distribute Endari® and any generic equivalents we may develop in sickle cell disease, or the Field, in the U.S. and its territories and possessions and Canada, or the Territory, in exchange for an upfront cash payment, a double digit percentage royalty on NIT’s sales of the licensed products and a double digit percentage of any NIT sublicenses of rights to the products. We agreed in the License Agreement to use $1.0 million of the upfront payment paid on the Effective Date to subscribe to purchase shares of NIT capital stock.

In connection with the License Agreement, we and NIT entered into an Exclusive Supply Agreement pursuant to which we agree to supply exclusively to NIT, and NIT agrees, subject to certain exceptions, to purchase exclusively from us all NIT’s requirements for the Products in the Field in the Territory at a purchase price based upon our cost of production plus a specified double digit percentage margin.

Prior to the Effective Date, NIT hired selected members of our U.S. sales force and we have entered into a sales services agreement under which NIT renders to us sales and marketing services for Endari® in the Field in the Territory in exchange for our payment of quarterly fees in the low-to-mid six figures. We continued to realize all revenues from sales of the Endari® in the Territory prior to the Effective Date.

Under the License Agreement, each party is entitled to make improvements to the licensed products and to own their respective improvements, subject to the grant of appropriate cross-rights to any such improvements. We retain all rights in the licensed products outside the Field and outside the Territory.

NIT has no experience in marketing brand name or generic pharmaceuticals in the U.S. or elsewhere, and there is no assurance that it will be able to successfully market and distribute Endari® or other licensed products.

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

As of June 30, 2026, our accumulated deficit was $272.1 million, and we had cash and cash equivalents of $2.8 million. Until we can generate sufficient net revenues from Endari® sales or enter into one or more strategic transactions, our future cash requirements are expected to be financed through loans from related parties, third-party loans, public or private equity or debt financings or possible corporate collaboration and licensing arrangements. We are unable to predict if or when we may generate increased net revenues or accomplish strategic transactions.

Results of Operations:

Three months ended June 30, 2026 and 2025

Net Revenues. Net revenues increased by $3.5 million, or 124%, to $6.3 million for the three months ended June 30, 2026, compared to $2.8 million for the three months ended June 30, 2025 due to the recognition of $4.8 million of revenue from the upfront fee and royalties under the License Agreement with NIT, partially offset by a decrease of direct Endari® sales.

Cost of Goods Sold. Cost of goods sold increased by $0.2 million, or 129%, to $0.3 million for the three months ended June 30, 2026, compared to $0.2 million for the three months ended June 30, 2025. The increase was primarily due to higher sales volume, including the deemed sales of 3,000 cartons transferred to NIT upon the Effective Date.

Research and Development Expenses. Research and development expenses were not significant in either prior period.

Selling Expenses. Selling expenses decreased by $0.2 million, or 27%, to $0.5 million for the three months ended June 30, 2026, compared to $0.7 million for the three months ended June 30, 2025. The decrease was mainly due to a decrease of $0.2 million of payroll expense as we transferred our sales force to and entered into a sales service agreement with NIT as a part of the exclusive distribution and licensing arrangement. The sales service agreement was terminated upon the Effective Date. Management expects the U.S. selling expenses to decrease in the future.

General and Administrative Expenses. General and administrative expenses decreased by $0.7 million, or 32%, to $1.6 million for the three months ended June 30, 2026, compared to $2.3 million for the three months ended June 30, 2025. The decrease was due to decreases of $0.2 million in payroll expenses attributable to the reduction in headcount, $0.2 million in professional services expenses, and $0.3 million in one-time settlement fee.

Other Expense. Total other expenses increased by $1.1 million, or 81%, to $2.5 million for the three months ended June 30, 2026, compared to $1.4 million for the three months ended June 30, 2025. The increase was primarily due to decreases of $0.9 million in gain on lease modification and $0.4 million in change in fair value of investments in equity security.

Net Income (Loss). Net income was $1.3 million and net loss $1.1 million for three months ended June 30, 2026 and 2025, respectively. The increase in net income was due to an increase in income from operations partially offset by an increase in other expense.

Six months ended June 30, 2026 and 2025

Net Revenues. Net revenues increased by $3.1 million, or 59%, to $8.3 million for the six months ended June 30, 2026, compared to $5.2 million for the six months ended June 30, 2025 as the Company recognized $4.8 million of revenue from the upfront fee and royalties under the License Agreement, which was partially offset by a decrease of $1.7 million in U.S. sales.

Cost of Goods Sold. Cost of goods sold increased by $0.1 million, or 37%, to $0.5 million for the six months ended June 30, 2026, compared to $0.4 million for the six months ended June 30, 2025. The increase was primarily due to an increase in the manufacturing cost of Endari®.

Research and Development Expenses. Research and development expenses remained consistent from prior period.

Selling Expenses. Selling expenses slightly decreased by $0.1 million, or 6%, to $1.2 million for the six months ended June 30, 2026, compared to $1.3 million for the six months ended June 30, 2025. The decrease was primarily due to decreases of $0.4 million in payroll expense, $0.1 million in distribution fee, partially offset by increase in consulting fee as we transferred our sales force to and entered into a sales service agreement with NIT as part of the exclusive distribution and licensing arrangement discussed above. The sales service agreement was terminated upon the Effective Date, management expects the U.S. selling expenses to decrease in the future.

General and Administrative Expenses. General and administrative expenses decreased by $1.2 million, or 26%, to $3.4 million for the six months ended June 30, 2026, compared to $4.6 million for the six months ended June 30, 2025. The decrease was primarily due to decreases of $0.3 million in payroll expense. $0.1 million in professional services fees, $0.2 million in rent expense, and $0.5 million in legal settlement fees.

Other Expense. Total other expense increased by $2.3 million, or 84%, to $5.0 million for the six months ended June 30, 2026, compared to $2.7 million for the six months ended June 30, 2025. The increase was primarily due to a decrease of $0.9 million in gain on lease modification and an increase of $0.4 million in change in fair value of investments in equity security, and an increase of $0.8 million in interest expense.

Net Loss. Net loss was $2.0 million and $3.5 million for six months ended June 30, 2026 and June 30, 2025, respectively.

Liquidity and Capital Resources

Based on our losses to date, current liabilities and anticipated future net revenues, operating expenses, debt repayment obligations, and cash and cash equivalents of $2.8 million as of June 30, 2026, we do not have sufficient operating capital for our business without raising additional capital. We realized a net loss of $2.0 million for the six months ended June 30, 2026 and we may continue to incur net losses for the foreseeable future and until we can generate increased net revenues from Endari® sales. There is no assurance that we will be able to increase our Endari® sales or attain sustainable profitability, or that we will have sufficient capital resources to fund our operations until we are able to generate sufficient cash flow from operations or accomplish a strategic transaction.

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

As of June 30, 2026, we had outstanding $13.4 million principal amount of convertible promissory notes and $9.3 million principal amount of other notes payable reflected in our current liabilities. Our minimum lease payment obligations were $1.7 million, of which $0.4 million was payable within 12 months.

Our API supply agreement with Telcon provides for an annual API purchase target of $5 million and a target “profit” (i.e., gross margin) to Telcon of $2.5 million. To the extent these targets are not met, Telcon may be entitled to payment of the shortfall or to offset the shortfall against the Telcon convertible bond and proceeds thereof that are pledged as collateral to secure our obligations. With our consent, in April 2026, Telcon offset KRW 3.8 billion, or approximately $2.6 million, against the principal amount of the Company's Telcon convertible bond and the Company released KRW1,281 million, or approximately $870,000, in cash proceeds to Telcon in satisfaction of the target shortfall for the year ended December 31, 2025.

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

Cash flows for the three months ended June 30, 2026 and June 30 2025

Net cash provided (used) in operating activities

Net cash provided in operating activities increased by $4.0 million, or 151%, to $1.3 million for the six months ended June 30, 2026 from net cash used in operating activities of $2.6 million for the six months ended June 30, 2025. This increase was primarily due to a decrease in net loss.

Net cash provided by investing activities

Net cash provided by investing activities decreased by $0.6 million, or 27%, to $1.6 million for the six months ended June 30, 2026 compared to $2.2 million for the six months ended June 30, 2025. The decrease was primarily due to an increase of $1 million in purchase of equity security, partially offset by an increase of $0.4 million in proceeds from sales of convertible bond.

Net cash used in financing activities

Net cash used in financing activities increased by $2.2 million to $2.2 million for the six months ended June 30, 2026 from $0.1 million for the six months ended June 30, 2025. The increase was mainly due to a reduction of $2.1 million in proceeds from note payable issued.

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of certain assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including but not limited to those relating to revenue recognition on product sales, the variables used to calculate the valuation of investment in convertible bond, conversion feature, stock options and warrants. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the present circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Refer to “Critical Accounting Estimates and Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report for additional information. There have been no material changes in any of our critical accounting estimates during the six months ended June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We implemented an integrated cloud-based enterprise resource planning system to manage our financial information and replace our outdated financial accounting systems and software. As a result of these actions, management has concluded that the certain material weaknesses identified in previous fiscal years have been remediated but that there continued to be material weaknesses in our internal control over financial reporting as of June 30, 2026. In particular, our finance and accounting department is not adequately staffed, which has sometimes resulted in not all policies and procedures being properly documented.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See “Risk Factors” section of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished
31.1	Certification of Chief Executive Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Accounting Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

Emmaus Life Sciences, Inc.

Dated: August 14, 2026	By:	/s/ Willis C. Lee
	Name:	Willis C. Lee
	Its:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Hiroko Huynh
Name:	Hiroko Huynh
Its:	Chief Accounting Officer (Principal Financial Officer)